Form 10-Q
period 1996-06-30
INTEG INCORP
filed 1996-08-14
CIK 920645

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

                Transition report pursuant to Section 13 or 15(d) of
  [_] the Securities Exchange Act of 1934 for the transition period from _____ to _____ .

                Commission File Number   0-28420


Integ Incorporated
- - ------------------
(Exact name of registrant as specified in its charter)


Minnesota                               41-1670176
- - ---------                               ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


2800 Patton Road
St. Paul, MN  55113                     (612) 639-8816
- - -------------------                     --------------
(Address of principal executive         (Registrant's telephone number,
offices and zip code)                   including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X                   NO
                             --------                  --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                    9,269,038
- - ----------------------------                   -----------
(Class)                         (Number of Shares Outstanding at August 7, 1996)

                                     INDEX

                              INTEG INCORPORATED
                          (Development Stage Company)

                                                             Page No.
                                                            -----------
PART I. FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

          Balance sheets as of June 30, 1996 and
          December 31, 1995                                     3

          Statements of Operations for the three-month
          periods ended June 30, 1996 and 1995,
          six-month periods ended June 30, 1996
          and 1995, and for the period from April 3,
          1990 (inception) through June 30, 1996                4

          Statements of Cash Flows for the three-month
          periods ended June 30, 1996 and 1995, six-month
          periods ended June 30, 1996 and 1995, and for
          the period from April 3, 1990 (inception)
          through June 30, 1996                                 5

          Notes to Financial Statements                         6


     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         7



PART II.  OTHER INFORMATION

     Items 1 through 3 and item 5 have been omitted since all items are inapplicable or answers are negative

     Item 4. Submission of matters to a vote of security
          holders                                               9

     Item 6. Exhibits and Reports on Form 8-K                   10


SIGNATURE PAGE                                                  12


EXHIBIT INDEX                                                   13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Integ Incorporated
                         (A Development Stage Company)
                                Balance Sheets

                                                                                 Pro forma
                                                                               shareholders'
                                                                                 equity at
                                                December 31,     June 30,        June 30,
                                                    1995           1996            1996
                                              ----------------  -----------     -----------
                                              (see NOTE below)  (Unaudited)     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                     $15,764,138    $12,401,436
  Accounts receivable                                40,993         65,703
  Prepaid expenses                                   55,128        240,240
                                                -----------    -----------
Total current assets                             15,860,259     12,707,379

Furniture and equipment, cost                     1,640,936      2,177,950
Less accumulated depreciation                      (281,849)      (472,183)
                                                -----------    -----------
                                                  1,359,087      1,705,767

Other assets                                        156,410        376,596
                                                -----------    -----------

Total assets                                    $17,375,756    $14,789,742
                                                ===========    ===========

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses         $   375,813    $   415,253
  Current portion of capital lease obligations      147,330        274,048
                                                -----------    -----------
Total current liabilities                           523,143        689,301

Capital lease obligations, less current portion     447,162      1,175,224

Shareholders' equity:
  Convertible preferred stock                        87,536         87,536    $       -
  Common stock                                        4,333          4,333          62,690
  Additional paid-in capital                     27,028,459     27,405,739      27,434,918
  Deficit accumulated during the development
   stage                                         (9,790,525)   (13,811,536)    (13,811,536)
                                                -----------    -----------    ------------
                                                 17,329,803     13,686,072      13,686,072
  Deferred compensation                            (924,352)      (760,855)       (760,855)
                                                -----------    -----------    ------------
Total shareholders' equity                       16,405,451     12,925,217    $ 12,925,217
                                                -----------    -----------    ============

Total Liabilities and shareholders' equity      $17,375,756    $14,789,742
                                                ===========    ===========

NOTE: The December 31, 1995 balance sheet has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              INTEG INCORPORATED
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                              Period from
                                                                                                               April 3,
                                                                                                                 1990
                                                  Three months ended               Six months ended           (Inception)
                                             -----------------------------   -----------------------------    to June 30,
                                             June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995       1996
                                             -------------   -------------   -------------   -------------   ------------
OPERATING EXPENSES:
Research & development                        $ 1,078,036     $ 495,288       $ 1,831,295     $  955,474    $  7,281,491
General & administrative                          590,333       306,660         1,062,572        535,714       4,165,992
Clinical & regulatory                             134,001        63,655           256,403        124,759         606,520
Manufacturing development                         295,376       145,210           591,269        194,088       1,377,007
Sales & marketing                                 208,983        58,010           368,199        145,163         837,435
                                              -----------    ----------       -----------     ----------    ------------
OPERATING LOSS                                 (2,306,729)   (1,068,823)       (4,109,738)    (1,955,198)    (14,268,375)

NON-OPERATING INCOME (EXPENSE)                    108,066       (73,359)          267,411       (100,636)        548,317
                                              -----------    ----------       -----------     ----------    ------------
Net loss for the period and deficit
  accumulated during the development stage    ($2,198,663)  ($1,142,182)      ($3,842,327)   ($2,055,834)   ($13,720,058)
                                              ===========    ==========       ===========     ==========    ============

Net loss per share                                 ($5.08)       ($0.55)           ($3.06)        ($0.99)         ($7.30)
                                              ===========    ==========       ===========     ==========    ============
Weighted average number of common shares
  outstanding                                     433,000     2,076,000         1,255,000      2,076,000       1,880,000
                                              ===========    ==========       ===========     ==========    ============
Supplemental earnings per share:
    Pro forma net loss per share                   ($0.35)                         ($0.54)
                                              ===========                     ===========
    Pro forma weighted average number of
      shares outstanding                        6,269,000                       7,091,000
                                              ===========                     ===========

See accompanying notes.

                              Integ Incorporated
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                                                       Period from
                                                                                                                        April 3,
                                                          Three months ended               Six months ended               1990
                                                     -----------------------------   -----------------------------   (inception) to
                                                     June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995   June 30, 1996
                                                     -------------   -------------   -------------   -------------   --------------
Operating activities:
Net loss                                              ($2,285,868)    ($1,142,182)    ($3,842,327)    ($2,099,459)    ($13,807,263)
Adjustments to reconcile net loss to cash used
  in operating activities:
Depreciation & amortization                               102,039          40,691         190,334          79,326          502,485
Amortization of deferred compensation                     224,791          43,625         145,113          43,625          506,629
Value of options and warrants                               8,886         293,163          15,735         293,163          247,216
Changes in operating assets and liabilities:
Accounts receivable                                       (13,960)            (85)        (14,747)         (1,886)         (55,740)
Prepaid expenses and other assets                        (166,096)        (73,206)       (194,466)       (220,718)        (326,577)
Accounts payable and accrued expenses                     152,998         (65,530)         19,890         (20,145)         395,703
                                                      -----------     -----------     -----------     -----------     ------------
Total adjustments                                         308,658         238,658         161,859         173,365        1,269,716
                                                      -----------     -----------     -----------     -----------     ------------
Net cash used in operating activities                  (1,977,210)       (903,524)     (3,680,468)     (1,926,094)     (12,537,547)

Investing activities:
Purchase of furniture and equipment                      (147,967)       (214,078)       (537,014)       (252,740)      (1,479,713)
Proceeds from sale of furniture and equipment                 --              --              --              --            24,579
                                                      -----------     -----------     -----------     -----------     ------------
Net cash used in investing activities                    (147,967)       (214,078)       (537,014)       (252,740)      (1,455,134)

Financing activities:
Proceeds from sale of convertible preferred stock                      20,648,233                      20,648,233       22,789,732
Proceeds from bridge loan debt                                                                                           2,900,000
Borrowings under equipment loan                                           111,923         926,418         130,260          926,417
Payments on long-term debt and capital lease
  obligations                                             (34,419)     (2,943,226)        (71,638)        (71,590)        (225,782)
Proceeds from sale of common stock                                                                                           3,750
                                                      -----------     -----------     -----------     -----------     ------------
Net cash provided (used) in financing activities          (34,419)     17,816,930         864,780      20,706,903       26,394,117
                                                      -----------     -----------     -----------     -----------     ------------

Net increase (decrease) in cash                        (2,159,596)     16,699,328      (3,362,702)     18,528,069       12,401,436

Cash at beginning of period                            14,561,032       2,330,699      15,764,138         501,958              --
                                                      -----------     -----------     -----------     -----------     ------------

Cash at end of period                                 $12,401,436     $19,030,027     $12,401,436     $19,030,027     $ 12,401,436
                                                      ===========     ===========     ===========     ===========     ============

Supplemental cash flow information:
    Fixed assets capitalized under capital lease
      agreement                                       $   926,418     $   111,923     $   926,418     $   130,260     $  1,689,470
                                                      ===========     ===========     ===========     ===========     ============

See accompanying notes.

                              INTEG INCORPORATED
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

(2)  NET LOSS PER SHARE

     The net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Pursuant to Securities and Exchange Staff Accounting Bulletin No. 83 ("SAB No. 83"), shares convertible into common stock issued by the Company at prices less than the Company's initial public offering of stock during the 12 months preceding the offering, plus stock options and warrants granted at exercise prices less than the initial public offering price during the same period, have been included in the determination of shares used in calculating the net loss per share, using the treasury stock method, as if they were outstanding for all periods up to and including March 31, 1996.

     The pro forma net loss per share computed in accordance with Accounting Principles Board Opinion No. 15 and SAB No. 83, after giving effect to the conversion of all series of convertible preferred stock into common stock, would be ($.35) and ($.54) for the three-month and six-month periods ended June 30, 1996 on 6,269,000 and 7,091,000 pro forma weighted average shares outstanding, respectively.

(3)  REVERSE STOCK SPLIT

     During April 1996, the Company's Board of Directors authorized a 2-for-3 reverse stock split of the Company's common stock. Accordingly, all share and per share information related to the common stock has been restated to reflect the split. The reverse stock split had no effect on the number of preferred shares outstanding.

(4)  SUBSEQUENT EVENTS

     On July 1, 1996, the Company received net proceeds of $26.5 million from an initial public offering of 3,000,000 shares of its common stock at $9.50 per share. Also on July 1, 1996, all of the Company's preferred shares previously oustanding were automatically converted into an aggregate of 5,835,705 shares of common stock on a 2-for-3 basis. Assuming conversion of the convertible preferred stock, but without giving effect to the initial public offering, the unaudited pro forma amounts of shareholders' equity at June 30, 1996 are presented in the balance sheets.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Integ, a development stage company, was incorporated on April 3, 1990 to develop the Lifeguide System, a painless and bloodless hand-held glucose monitoring product for use by people with diabetes. Utilizing the Company's proprietary ISF sampling technology, the Lifeguide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample.

From inception through June 30, 1996, the Company has incurred losses totaling $13,720,058, consisting of $7,281,491 of research and development expenses, $4,165,922 of general and administrative expenses and $2,272,645 of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, fund raising and determination of the manufacturing processes and marketing strategies needed for the introduction of the Lifeguide System planned for the first half of 1998. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue through 1999 and to increase at least through the end of 1998.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

General: Net losses increased to $2,198,663 during the three months ended June 30, 1996 from $1,142,182 during the same period in 1995. The Company expects net losses to continue to escalate during the remainder of 1996 and during 1997 and 1998 because of anticipated spending increases necessary to complete the design of the Company's product, expenses resulting from manufacturing development and clinical testing, marketing and advertising expenses related to market introduction, and expenses required to establish and maintain the Company's sales force.

Research and development expenses: Research and development expenses increased to $1,078,036 during the three months ended June 30, 1996 from $495,288 during the same period in 1995. The increase in research and development expenses was due primarily to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased.

General and administrative expenses: General and administrative expenses increased to $590,333 during the three months ended June 30, 1996 from $306,660 during the same period in 1995. The increase in general and administrative expenses was due to increases in compensation, facility costs and depreciation of furniture and equipment.

Clinical and regulatory expenses: Clinical and regulatory expenses increased to $134,001 during the three months ended June 30, 1996 from $63,655 during the same period in 1995. The increase was due primarily to increases in compensation and benefit costs and consulting expenses incurred to plan the clinical trials necessary to obtain the required regulatory approvals for the Lifeguide System.

Manufacturing development expenses: Manufacturing development expenses increased to $295,376 during the three months ended June 30, 1996 from $145,210 during the same period in 1995. The increase was due primarily to increases in pre-manufacturing expenses, consisting of compensation and recruiting costs and consulting expenses incurred to plan and design the Company's automated manufacturing processes. Once production of the Lifeguide System commences, manufacturing related costs will be allocated to inventory and cost of goods sold.

Sales and marketing expenses: Sales and marketing expenses increased to $208,983 during the three months ended June 30, 1996 from $58,010 during the same period in 1995. The increase was due primarily to compensation and recruiting costs, product design costs and expenses related to building a sales and marketing organization.

Interest income: Interest income increased to $165,903 during the three months ended June 30, 1996 from $81,533 during the same period in 1995. The increase was due primarily to the investment in government securities of proceeds received from the sale of a series of the Company's Preferred Stock in June 1995.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

General: Net losses increased to $3,842,327 during the six months ended June 30, 1996 from $2,055,834 during the same period in 1995.

Research and development expenses: Research and development expenses increased to $1,831,295 during the six months ended June 30, 1996 from $955,474 during the same period in 1995. The increase in research and development expenses was due primarily to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased.

General and administrative expenses: General and administrative expenses increased to $1,062,572 during the six months ended June 30, 1996 from $535,714 during the same period in 1995. The increase in general and administrative expenses was due to increases in compensation, facility costs and depreciation of furniture and equipment.

Clinical and regulatory expenses: Clinical and regulatory expenses increased to $256,403 during the six months ended June 30, 1996 from $124,759 during the same period in 1995. The increase was due primarily to increases in compensation and benefit costs and consulting expenses incurred to plan the clinical trials necessary to obtain the required regulatory approvals for the Lifeguide System.

Manufacturing development expenses: Manufacturing development expenses increased to $591,269 during the six months ended June 30, 1996 from $194,088 during the same period in 1995. The increase was due primarily to increases in pre-manufacturing expenses, consisting of compensation and recruiting costs and consulting expenses incurred to plan and design the Company's automated manufacturing processes. Once production of the Lifeguide System commences, manufacturing related costs will be allocated to inventory and cost of goods sold.

Sales and marketing expenses: Sales and marketing expenses increased to $368,199 during the six months ended June 30, 1996 from $145,163 during the same period in 1995. The increase was due primarily to compensation and recruiting costs, product design costs and expenses related to building a sales and marketing organization.

Interest income: Interest income increased to $347,751 during the six months ended June 30, 1996 from $108,595 during the same period in 1995. The increase was due primarily to the investment in government securities of proceeds received from the sale of a series of the Company's Preferred Stock in June 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Preferred Stock totaling $25,689,732 through June 30, 1996. As of June 30, 1996, the Company had cash and cash equivalents of $12,401,436 and working capital of $11,976,729.

On July 1, 1996, the Company received net proceeds of $26.5 million from the initial public offering of 3,000,000 shares of its common stock. The Company will use the proceeds from this offering, along with its existing cash, to fund the continued development and testing of and clinical trials for the Lifeguide System, including research and development, manufacturing and marketing activities related to the market launch of the Lifeguide System. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company expects that the proceeds from its initial public offering, along with its existing cash, will be sufficient to fund its operations for at least the next 24 months. The Company's future liquidity and capital requirements will depend on numerous factors including the extent to which the Company's Lifeguide System gains market acceptance, the timing of regulatory actions regarding the Lifeguide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 1996, the Company held a special meeting of its shareholders, at which the shareholders voted on the following matters relating to the Company's proposed initial public offering:

1. To amend to the Company's Second Restated Articles of Incorporation ("Current Articles") to eliminate the minimum price per share requirement for mandatory conversion of all shares of the Company's Preferred Stock upon a registered public offering. The vote on this resolution was as follows:

     Capital Stock: 5,904,296 FOR; 0 AGAINST; 166,666 ABSTAIN
     Series A Preferred Stock: 619,047 FOR; 0 AGAINST; 0 ABSTAIN
     Series B Preferred Stock: 533,333 FOR; 0 AGAINST; 0 ABSTAIN
     Series C Preferred Stock: 230,665 FOR; 0 AGAINST; 0 ABSTAIN
     Series D Preferred Stock: 633,333 FOR; 0 AGAINST; 0 ABSTAIN
     Series E-1 Preferred Stock: 3,484,585 FOR; 0 AGAINST; 166,666 ABSTAIN

2. To amend and restate the Current Articles to (i) increase the number of authorized shares of capital stock to 25,000,000 shares, par value $0.01 per share, from 20,000,000 shares, par value $0.01 per share, (ii) provide that 5,000,000 of such shares shall be undesignated Preferred Stock, par value $0.01 per share, (iii) authorize the Board of Directors to provide, by resolution, for the issuance of Preferred Stock from time to time in one or more classes and/or series, to establish the designation and number of shares of each such class or series, and to fix the relative rights and preferences of the shares of each such class or series, and (iv) eliminate the current designations of Series A, B, C, D and E Convertible Preferred Stock. The vote on this proposal was as follows:

     Capital Stock: 6,070,962 FOR; 0 AGAINST; 0 ABSTAIN
     Series A Preferred Stock: 619,047 FOR; 0 AGAINST; 0 ABSTAIN Series B Preferred Stock: 533,333 FOR; 0 AGAINST; 0 ABSTAIN Series C Preferred Stock: 230,665 FOR; 0 AGAINST; 0 ABSTAIN Series D Preferred Stock: 633,333 FOR; 0 AGAINST; 0 ABSTAIN Series E-1 Preferred Stock: 3,651,251 FOR; 0 AGAINST; 0 ABSTAIN

3. To amend and restate the Company's Current Articles to permit the application to the Company of the control share acquisition provisions of the Minnesota Business Corporation Act. The vote on this proposal was as follows:

     Capital Stock: 6,070,962 FOR; 0 AGAINST; 0 ABSTAIN

4. To approve an amendment to the Company's 1994 Long-Term Incentive and Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,000,000 shares. The vote on this proposal was as follows:

     Capital Stock: 6,070,962 FOR; 0 AGAINST; 0 ABSTAIN

5. To approve the Company's 1996 Directors' Stock Option Plan. The vote on this proposal was as follows:

     Capital Stock: 6,070,962 FOR; 0 AGAINST; 0 ABSTAIN

6. To amend the Company's Bylaws to (i) create three classes of directors who would serve for staggered three year terms and (ii) provide that such directors could only be removed by shareholders for cause. The vote on this proposal was as follows:

     Capital Stock: 6,070,962 FOR; 0 AGAINST; 0 ABSTAIN

7. To approve the designation of the Board of Directors in the classes listed below:


     For Term Expiring at    For Term Expiring at          For Term Expiring at
     1997 Annual Meeting     1998 Annual Meeting           1999 Annual Meeting
     ---------------------   --------------------          --------------------
     Mark B. Knudson, PhD.   Frank B. Bennett              Timothy I. Maudlin
     Terrance G. McGuire     Robert R. Momsen              Robert S. Nickoloff
                             Walter L. Sembrowich, Ph.D.   Frank A. Solomon


     The vote on this proposal was as follows:

     Capital Stock: 6,070,962 FOR; 0 AGAINST; 0 ABSTAIN


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number   Description
          ------   -----------

            3.1 Second Restated Articles of Incorporation of the Company (in effect prior to July 1, 1996) (1)

            3.2 Amended and Restated Articles of Incorporation of the Company (effective July 1, 1996) (1)

            3.3    Amended Bylaws of the Company  (1)

            4.1    Form of Certificate of Common Stock   (1)

            4.2    Form of Stock Warrant for Shares of Common Stock (1)

            4.3 Form of Stock Warrant for Shares of Series D Convertible Preferred Stock (1)

            4.4 Form of Purchase Warrant for Shares of Series E-2 Convertible Preferred Stock (1)

            4.5 Warrant to Purchase Shares of Common Stock, dated March 27, 1996, to Venture Lending & Leasing, Inc. (1)

            4.6 Registration Rights Provisions applicable to shares of Preferred Stock (which were automatically converted into Common Stock upon the closing of the Company's initial public offering on July 1, 1996) (1)

           10.1 *1994 Long-Term Incentive and Stock Option Plan (as revised and restated), including form of option agreement (1)

           10.2    *1996 Directors' Stock Option Plan (1)

           10.3 Consulting Agreement dated April 3, 1996 between the Company and Mark B. Knudson (1)

           10.4 *Change in Control Agreement dated May 1, 1996 between the Company and Frank A. Solomon (1)

           10.5 *Form of Change in Control Agreement between the Company and its Vice Presidents (1)

           11      Statement of Computation of Per Share Earnings (Losses)

           27      Financial Data Schedule
          ---------------------------------
          * Denotes management contracts and compensatory plans, contracts and arrangements.

          (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTEG INCORPORATED
                                           (Registrant)




Date:  August 14, 1996                 By: /s/ Frank A. Solomon
                                          -------------------------------

                                          Frank A. Solomon
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:  August 14, 1996                 By: /s/ Ronald M. Nelson
                                          -------------------------------

                                          Ronald M. Nelson
                                          Chief Financial Officer
                                          (Principal Financial & Accounting
                                          Officer)

                                 EXHIBIT INDEX


Exhibit   Description                                           Page
- - -------   -----------                                           ----

   11     Statement of Computation of Per Share Earnings  Filed Electronically


   27     Financial Data Schedule Worksheet               Filed Electronically

