Form 10-Q
period 1996-09-30
INTEG INCORP
filed 1996-11-13
CIK 920645

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

     Commission File Number 0-28420

INTEG INCORPORATED
------------------
(Exact name of registrant as specified in its charter)

MINNESOTA                                  41-1670176
---------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)             Number)

2800 PATTON ROAD
ST. PAUL, MN 55113                         (612) 639-8816
------------------                         --------------
(Address of principal executive offices    (Registrant's telephone number,
and zip code)                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X          NO
                                  -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE                          9,275,704
----------------------------                          ---------
(Class)                                     (Number of Shares Outstanding
                                                 at November 4, 1996)

                                     INDEX

                              INTEG INCORPORATED
                         (A Development Stage Company)

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION
-----------------------------

  Item 1. Financial Statements (Unaudited)

    Balance sheets as of September 30, 1996 and December 31, 1995           3

    Statements of Operations for the three-month periods ended
    September 30, 1996 and 1995, nine-month periods ended
    September 30, 1996 and 1995, and for the period from
    April 3, 1990 (inception) through September 30, 1996                    4

    Statements of Cash Flows for the three-month periods ended
    September 30, 1996 and 1995, nine-month periods ended
    September 30, 1996 and 1995, and for the period from
    April 3, 1990 (inception) through September 30, 1996                    5

    Notes to Financial Statements                                           6

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                           7

PART II. OTHER INFORMATION
--------------------------

  Items 1 through 5 have been omitted since all items are inapplicable or answers are negative

  Item 6. Exhibits and Reports on Form 8-K                                 10

SIGNATURE PAGE                                                             10
--------------

EXHIBIT INDEX                                                              11
-------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               INTEG INCORPORATED
                         (A Development Stage Company)
                                BALANCE SHEETS

                                                    December 31,   September 30,
                                                        1995           1996
                                                    ------------   -------------
                                                  (see NOTE below)  (Unaudited)
Assets
------
Current assets:
  Cash and cash equivalents                          $15,764,138    $36,288,031
  Accounts receivable                                     40,993         66,958
  Interest receivable                                         --         52,540
  Prepaid expenses                                        55,128        126,384
                                                     -----------    -----------
Total current assets                                  15,860,259     36,533,913

Furniture and equipment, cost                          1,640,936      2,490,940
Less accumulated depreciation                           (281,949)      (582,578)
                                                     -----------    -----------
                                                       1,359,087      1,908,362

Other assets                                             156,410        230,314
                                                     -----------    -----------
Total assets                                         $17,375,756    $38,672,589
                                                     ===========    ===========

Liabilities and shareholders' equity
------------------------------------
Current liabilities:
  Accounts payable and accrued expenses              $   375,813    $   403,279
  Current portion of capital lease obligations           147,330        139,888
                                                     -----------    -----------
Total current liabilities                                523,143        543,167

Capital lease obligations, less current portion          447,162      1,275,646

Shareholders' equity:
  Convertible preferred stock                             87,536             --
  Common stock                                             4,333         92,699
  Additional paid-in capital                          27,028,459     53,245,556
  Deficit accumulated during the development stage    (9,790,525)   (15,907,854)
                                                     -----------    -----------
                                                      17,329,803     37,430,401

  Deferred compensation                                 (924,352)      (576,625)
                                                     -----------    -----------
Total shareholders' equity                            16,405,451     36,853,776
                                                     -----------    -----------

Total liabilities and shareholders' equity           $17,375,756    $38,672,589
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

                              INTEG INCORPORATED
                         (A Development Stage Company)
                     STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                                  Period from
                                                                                                                    April 3,
                                                  Three months ended                Nine months ended                 1990
                                                     September 30                      September 30             (inception) to
                                              ----------------------------      ----------------------------      September 30,
                                                 1996             1995             1996             1995              1996
                                              -----------      -----------      -----------      -----------     --------------
Operating expenses:
Research & development                        $ 1,126,364      $   658,189      $ 2,972,888      $ 1,613,663      $  8,407,855
General & administrative                          790,384          419,586        1,682,380          998,925         4,956,306
Clinical & regulatory                             199,138           91,227          455,994          215,986           805,658
Manufacturing development                         304,002          252,725          908,263          446,813         1,682,009
Sales & marketing                                 190,082          102,027          588,389          247,190         1,027,517
                                              -----------      -----------      -----------      -----------      ------------

Operating loss                                 (2,610,970)      (1,523,754)      (6,807,914)      (3,522,577)      (16,879,345)

Non-operating income (expense):
Interest income                                   491,656          248,923          839,408          357,518         1,507,636
Interest expense                                  (68,482)         (70,140)        (148,823)        (279,371)         (536,145)
                                              -----------      -----------      -----------      -----------      ------------
                                                  423,174          178,783          690,585           78,147           971,491
                                              -----------      -----------      -----------      -----------      ------------

Net loss for the period and deficit
  accumulated during the development stage    $(2,187,796)     $(1,344,971)     $(6,117,329)     $(3,444,430)     $(15,907,854)
                                              ===========      ===========      ===========      ===========      ============

Net loss per share:

Primary                                            $(0.24)          $(0.65)          $(1.56)          $(1.66)           $(7.35)
                                              ===========      ===========      ===========      ===========      ============

Fully-diluted                                      $(0.24)          $(0.17)          $(0.81)          $(0.60)           $(3.68)
                                              ===========      ===========      ===========      ===========      ============

Weighted average number of
  common shares outstanding:

Primary                                         9,174,000        2,076,000        3,916,000        2,076,000         2,163,000
                                              ===========      ===========      ===========      ===========      ============

Fully-diluted                                   9,237,000        7,912,000        7,580,000        5,707,000         4,318,000
                                              ===========      ===========      ===========      ===========      ============

See accompanying notes.

                              INTEG INCORPORATED
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                  Period from
                                                                                                                    April 3,
                                                  Three months ended                Nine months ended                 1990
                                                     September 30                      September 30              (inception) to
                                              ----------------------------      ----------------------------      September 30,
                                                 1996             1995             1996             1995              1996
                                              -----------      -----------      -----------      -----------     --------------
Operating activities:
Net loss                                      $(2,187,795)     $(1,344,971)     $(6,117,329)     $(3,444,430)     $(15,907,854)
Adjustments to reconcile net loss to cash
  used in operating activities:
Depreciation & amortization                       110,395           53,517          300,729          132,843           612,880
Amortization of deferred compensation             150,611           60,397          382,929          104,022           570,035
Value of options and warrants                       8,886           22,228           24,621          315,391           256,102
Changes in operating assets and liabilities:
Accounts receivable                               (63,758)          22,819          (78,505)          20,933          (119,498)
Prepaid expenses and other assets                  76,559           24,147         (117,907)        (196,571)         (250,018)
Accounts payable and accrued expenses               4,615           78,535           24,507           56,390           400,319
                                              -----------      -----------      -----------      -----------      ------------
Net cash used in operating activities          (1,900,487)      (1,085,328)      (5,580,955)      (3,011,422)      (14,438,034)

Investing activities:
Purchases of furniture and equipment             (312,990)        (285,191)        (850,004)        (537,931)       (1,792,703)
Proceeds from sale of furniture and
  equipment                                            --               --               --               --            24,579
                                              -----------      -----------      -----------      -----------      ------------
Net cash used in investing activities            (312,990)        (285,191)        (850,004)        (537,931)       (1,768,124)


Financing activities:
Proceeds from sale of common stock             26,133,811                        26,133,811                         26,137,561
Proceeds from sale of convertible preferred
  stock                                                            (90,782)                       20,557,451        22,789,732
Borrowings under bridge loan                                                                                         2,900,000
Borrowings under equipment loan                                                     926,418          130,260           926,417
Payments on long-term debt and capital
  lease obligations                               (33,739)         (62,654)        (105,377)        (134,244)         (259,521)
                                              -----------      -----------      -----------      -----------      ------------
Net cash provided (used) in financing
  activities                                   26,100,072         (153,436)      28,954,852       20,553,467        52,494,189
                                              -----------      -----------      -----------      -----------      ------------

Net increase (decrease) in cash                23,886,595       (1,523,955)      20,523,893       17,004,114        36,288,031

Cash at beginning of period                    12,401,436       19,030,027       15,764,138          501,958                --
                                              -----------      -----------      -----------      -----------      ------------

Cash at end of period                         $36,288,031      $17,506,072      $36,288,031      $17,506,072      $ 36,288,031
                                              ===========      ===========      ===========      ===========      ============

Supplemental cash flow information:
  Fixed assets capitalized under capital
    lease agreements                          $        --      $        --      $   926,418      $   130,260      $  1,689,470
                                              ===========      ===========      ===========      ===========      ============

See accompanying notes.

                              INTEG INCORPORATED
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  NET LOSS PER SHARE

     The primary and fully-diluted net loss per share amounts are computed using the weighted average number of common shares outstanding during the periods presented. Pursuant to Securities and Exchange Staff Accounting Bulletin No. 83 ("SAB No. 83"), shares convertible into common stock issued by the Company at prices less than the Company's initial public offering of stock during the 12 months preceding the offering, plus stock options and warrants granted at exercise prices less than the initial public offering price during the same period, have been included in the determination of shares used in calculating the net loss per share, using the treasury stock method, as if they were outstanding for all periods up to and including March 31, 1996.

     The fully-diluted net loss per share assumes conversion of all previously outstanding convertible preferred stock into common stock during the entirety of each respective reporting period. The primary net loss per share assumes conversion of all previously outstanding convertible preferred stock as of July 1, 1996, when such automatic conversion actually took place.

(3)  Initial Public Offering

     On July 1, 1996, the Company received net proceeds of $26.1 million from an initial public offering of 3,000,000 shares of its common stock at $9.50 per share. Also on July 1, 1996, all of the Company's preferred shares previously outstanding were automatically converted into an aggregate of 5,835,705 shares of common stock on a 2-for-3 basis.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the Lifeguide System; history of operating losses and expectation of future losses; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances; heightened competition; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; and risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Form 10-Q.

GENERAL

Integ, a development stage company, was incorporated on April 3, 1990 to develop the Lifeguide System, a painless and bloodless hand-held glucose monitoring product for use by people with diabetes. Utilizing the Company's proprietary interstitial fluid sampling technology, the Lifeguide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample.

From inception through September 30, 1996, the Company has incurred losses totaling $15,907,854, consisting of $8,407,855 of research and development expenses, $4,956,306 of general and administrative expenses and $2,543,693 of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, fund raising and determination of the manufacturing processes and marketing strategies needed for the introduction of the Lifeguide System planned for the first half of 1998. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue through 1999 and to increase at least through the end of 1998.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 and 1995

General: Net losses increased to $2,187,796 during the three months ended September 30, 1996 from $1,344,971 during the same period in 1995. The Company expects net losses to continue to escalate during the remainder of 1996 and during 1997 and 1998 because of anticipated spending increases necessary to complete the design of the Company's product, expenses resulting from manufacturing development and clinical testing, marketing and advertising expenses related to market introduction, and expenses required to establish and maintain the Company's sales force.

Research and development expenses: Research and development expenses increased to $1,126,364 during the three months ended September 30, 1996 from $658,189 during the same period in 1995. The increase in research and development expenses was due primarily to increases in product design costs of prototype materials purchased during the final stages of the development of the Lifeguide System.

General and administrative expenses: General and administrative expenses increased to $790,884 during the three months ended September 30, 1996 from $419,586 during the same period in 1995. The increase in general and administrative expenses was due to increases in compensation, facility costs and depreciation of furniture and equipment.

Clinical and regulatory expenses: Clinical and regulatory expenses increased to $199,138 during the three months ended September 30, 1996 from $91,227 during the same period in 1995. The increase was due primarily to increases in compensation and benefit costs and consulting expenses incurred to plan the clinical trials necessary to obtain the required regulatory approvals for the Lifeguide System.

Manufacturing development expenses: Manufacturing development expenses increased to $305,002 during the three months ended September 30, 1996 from $252,725 during the same period in 1995. The increase was due primarily to increases in pre-manufacturing expenses, consisting of compensation and recruiting costs and consulting expenses incurred to plan and design the Company's automated manufacturing processes. Once production of the Lifeguide System commences, manufacturing related costs will be allocated to inventory and cost of goods sold.

Sales and marketing expenses: Sales and marketing expenses increased to $190,082 during the three months ended September 30, 1996 from $102,027 during the same period in 1995. The increase was due primarily to compensation and recruiting costs and expenses related to building a sales and marketing organization.

Interest income: Interest income increased to $491,656 during the three months ended September 30, 1996 from $248,923 during the same period in 1995. The increase was due primarily to the investment in marketable securities of net proceeds totaling approximately $26.1 million received on July 1, 1996 from the Company's Initial Public Offering.

Comparison of Nine Months Ended September 30, 1996 and 1995

General: Net losses increased to $6,117,329 during the nine months ended September 30, 1996 from $3,444,430 during the same period in 1995.

Research and development expenses: Research and development expenses increased to $2,972,888 during the nine months ended September 30, 1996 from $1,613,663 during the same period in 1995. The increase in research and development expenses was due primarily to increases in compensation, product design costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased.

General and administrative expenses: General and administrative expenses increased to $1,882,380 during the nine months ended September 30, 1996 from $998,925 during the same period in 1995. The increase in general and administrative expenses was due to increases in compensation, facility costs and depreciation of furniture and equipment.

Clinical and regulatory expenses: Clinical and regulatory expenses increased to $455,994 during the nine months ended September 30, 1996 from $215,986 during the same period in 1995. The increase was due primarily to increases in compensation and benefit costs and consulting expenses incurred to plan the clinical trials necessary to obtain the required regulatory approvals for the Lifeguide System.

Manufacturing development expenses: Manufacturing development expenses increased to $908,263 during the nine months ended September 30, 1996 from $446,813 during the same period in 1995. The increase was due primarily to increases in pre-manufacturing expenses, consisting of compensation and recruiting costs and consulting expenses incurred to plan and design the Company's automated manufacturing processes. Once production of the Lifeguide System commences, manufacturing related costs will be allocated to inventory and cost of goods sold.

Sales and marketing expenses: Sales and marketing expenses increased to $588,389 during the nine months ended September 30, 1996 from $247,190 during the same period in 1995. The increase was due primarily to compensation and recruiting costs and expenses related to building a sales and marketing organization.

Interest income: Interest income increased to $839,408 during the nine months ended September 30, 1996 from $357,518 during the same period in 1995. The increase was due primarily to the investment in marketable securities of net proceeds totaling approximately $26.1 million received on July 1, 1996 from the Company's Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $49 million through September 30, 1996. As of September 30, 1996, the Company had cash and cash equivalents of approximately $36 million and working capital of approximately $36 million.

On July 1, 1996, the Company received net proceeds of approximately $26.1 million from the initial public offering of 3,000,000 shares of its common stock. The Company will use the proceeds from this offering, along with its existing cash, to fund the continued development and testing of and clinical trials for the Lifeguide System, including research and development, manufacturing and marketing activities related to the market launch of the Lifeguide System. The Company invests excess cash in short-term, interest-bearing, investment grade securities.

The Company expects that the proceeds from its initial public offering, along with its existing cash, will be sufficient to fund its operations until late 1998. The Company's future liquidity and capital requirements will depend on numerous factors including the extent to which the Company's Lifeguide System gains market acceptance, the timing of regulatory actions regarding the Lifeguide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See
Exhibit 99.1 to this Form 10-Q for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

PART II - FINANCIAL INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Number    Description
            ------    ---------------------------------------------------------
              3.1     Amended and Restated Articles of Incorporation of
                      the Company (effective July 1, 1996) (1)

              3.2     Amended Bylaws of the Company (1)

             10.1 *Amendment to Promissory Note dated August 15, 1996 from Frank A. Solomon to the Company

             11       Statement of Computation of Per Share Earnings (Losses)

             27       Financial Data Schedule

             99.1     Cautionary Statement

            -----------
            * Denotes management contracts and compensatory plans, contracts and arrangements.

            (1) Incorporated by reference to the Company's Registration
                Statement on Form S-1 (SEC File No. 333-4352)

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTEG INCORPORATED
                                       ------------------
                                       (Registrant)

Date: November 13, 1996                By: /s/ Frank A. Solomon
                                           ---------------------------------
                                           Frank A. Solomon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 13, 1996                By: /s/ Ronald M. Nelson
                                           ---------------------------------
                                           Ronald M. Nelson
                                           Chief Financial Officer
                                           (Principal Financial & Accounting
                                           Officer)

                                 EXHIBIT INDEX

Exhibit    Description                                               Page
-------    -----------                                               ----
 10.1      Amendment to Promissory Note dated August 15,
           1996 from Frank A. Solomon to the Company                  12

 11        Statement of Computation of Per Share Earnings             13

 27        Financial Data Schedule                          Filed Electronically

 99.1      Cautionary Statement                                       14