Form 10-K405
period 1996-12-31
INTEG INCORP
filed 1997-03-28
CIK 920645

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1933 for the fiscal year ended December 31, 1996, or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1933 for the period from ______________ to ______________.

Commission file number:  0-28420
                         -------

                              INTEG INCORPORATED
                              ------------------
            (Exact name of registrant as specified in its charter)

                Minnesota                          41-1670176
      -------------------------------            --------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

              2800 Patton Road
             St. Paul, Minnesota                       55113
      --------------------------------------         ----------
      (Address of principal executive offices)       (ZIP Code)

Registrant's telephone number, including area code:         (612) 639-8816
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                            Common Stock
                                                            purchase rights

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                          No____
                      ---

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1997 was approximately $41,310,113 (based on the last sale price of $6.25 as reported by The Nasdaq Stock Market National Market System).

     As of March 20, 1997, 9,275,704 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

     Documents Incorporated by Reference:  Part III of this Form 10-K
     -----------------------------------
incorporates by reference information from the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of December 31, 1996.

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System; history of operating losses and expectation of future losses; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances; heightened competition; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; and risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Annual Report on Form 10-K.

                                    PART I

ITEM 1. BUSINESS

     Integ Incorporated ("Integ" or the "Company") is developing the LifeGuide System, a next generation hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger-stick" technologies. Utilizing the Company's proprietary interstitial fluid ("ISF") sampling technology, the LifeGuide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample. The Company believes that the LifeGuide System represents a significant technological advance in glucose monitoring and will enable people with diabetes to manage their disease more effectively and conveniently. The Company anticipates that it will file a 510(k) premarket notification with the United States Food and Drug Administration (the "FDA") for the LifeGuide System in the fourth quarter of 1997.

     Integ, a Minnesota corporation, was incorporated in April 1990.

INDUSTRY OVERVIEW

     It is estimated that there are as many as 100 million people with diabetes worldwide. Diabetes is a chronic disease affecting overall health which can lead to severe complications and requires active disease management on a daily basis.

     The use of personal glucose monitors is a key factor in the management of diabetes. Glucose levels are dynamic and vary throughout the day depending upon food intake, insulin availability, exercise, stress and illness. People with diabetes attempt to maintain their glucose levels within an acceptable range through the use of insulin injections, oral hypoglycemic (glucose reducing) agents, diet, exercise or a combination of these activities. People with diabetes test their glucose levels at multiple times during the day, including before eating or when their glucose levels are suspected to be rising or falling faster than desired.

     The Company believes that sales of personal blood glucose monitoring products have increased significantly in recent years due to technological innovations, the development of retail distribution channels and increasing awareness of the benefits of frequent glucose monitoring. Historically, consumers have selected devices that offer the greatest ease of use while providing fast and accurate blood glucose measurements, and technological innovators have tended to capture significant market share rapidly.

     Due to the release in 1993 of the results of the landmark Diabetes Control and Complications Trial (the "DCCT"), people with diabetes are becoming increasingly aware of the need for more intensive glucose monitoring. The purpose of the trial, which studied more than 1,400 people with Type I (insulin-dependent or juvenile onset) diabetes over a nine-year period, was to determine whether tighter control over glucose levels would prevent the onset or slow the progression of the serious complications that often accompany diabetes. Participants in the DCCT were randomly assigned to either intensive or conventional therapy groups. Conventional therapy consisted of testing glucose levels once or twice a day with one or two daily insulin injections. Intensive therapy involved testing glucose levels at least four times a day with at least three insulin injections and appropriate modifications to diet and exercise and insulin doses in accordance with the measured glucose levels. The DCCT demonstrated that more intensive treatment of Type I diabetes can reduce the risk of developing various diabetes-related complications by approximately 60%.

     The DCCT panel has recommended that people with Type I diabetes follow an intensive therapy program, including testing their glucose levels at least four times a day. Many experts on diabetes also believe that people with Type II (non-insulin-dependent or adult onset) diabetes, who do not typically check their glucose levels at regular intervals, would also benefit from regular monitoring. Currently, however, the majority of people with diabetes who use insulin monitor their glucose levels less than once per day.

EXISTING PERSONAL BLOOD GLUCOSE MONITORING SYSTEMS AND NEW ALTERNATIVE TECHNOLOGIES

     Commercially available glucose monitoring systems involve obtaining a patient's blood sample in order to measure glucose. The primary drawbacks to this approach are the pain associated with lancing a fingertip to produce the sample and the mess and inconvenience of handling blood. In conventional glucose monitoring systems, blood samples are taken from the fingertips because of the high concentration of capillaries at that site and because the blood produced at the fingertip can most easily be applied directly to the test strips used in such devices. Since nerve endings are concentrated in the fingertips, however, this sampling process results in a significant degree of pain. The level of patient discomfort is compounded because the fingertips offer a limited surface area from which to obtain a blood sample, requiring the patient to repeatedly sample from the same site. In addition, many people with diabetes are uncomfortable with routinely testing glucose levels in the presence of others because of the negative perceptions associated with visible blood.

     Most currently available personal blood glucose monitoring systems employ a disposable test strip in conjunction with a battery-powered, hand-held meter. These systems usually require the user to (1) assemble the finger-lancing device, (2) determine the calibration code from the test strip package and adjust the meter as required to be properly calibrated to the test strip being used, (3) insert the test strip into the meter, (4) lance the finger and wait for a drop of blood to form on the fingertip, and (5) apply the blood sample to the test strip and wait for the meter to display the results.

     The goal of most recent glucose monitoring research has been to develop an accurate system to monitor glucose without the pain of a finger lance or the need to handle blood. The Company believes that most of the current research and development in this area involves non-invasive near-infrared spectroscopic, reverse iontophoretic, or ISF technologies.

     Non-invasive near-infrared spectroscopic technology generally attempts to estimate glucose levels by measuring light absorption when an infrared light signal is transmitted through or reflected off of a body part. Due to several technical demands, this approach requires the use of the near-infrared waveband region for measurement of glucose levels. However, this waveband region is only weakly absorbed by glucose, resulting in low signal to noise ratios that make signal detection difficult. In addition, passage of the near-infrared light through a structurally complicated medium (such as a fingertip) produces complex
data requiring highly sophisticated algorithms for interpretation.   Development
of these algorithms has proven to be a major technical challenge to the development of non-invasive near-infrared spectroscopic technologies.

     Reverse iontophoretic technology uses electrical current to draw glucose molecules out of the skin for measurement. However, this technology has inherent difficulties relating to the non-physiologic nature of the sample obtained. This sample has a concentration of glucose much lower than that found in the body, making the accurate and precise analysis of the sample difficult. In addition, a reverse iontophoretic device may be required to be worn continuously (creating the need for frequent calibration), may cause skin irritation due to the long-term effects of electrical current passage through the skin and, because of the long sampling times involved, may lead to results that are not clinically useful.

     ISF technology involves obtaining a sample of ISF from the skin. ISF technology is the approach being pursued by Integ and others. Illustrative of other ISF approaches, which are different than the Company's unique approach described below, would be creating an opening in the skin using a laser or other means, and pulling ISF through the opening and measuring the glucose in the ISF sample using traditional electro-chemical means.

     No glucose monitor using non-invasive near-infrared spectroscopic, reverse iontophoretic technologies, ISF technology or any other non-blood based or non-invasive glucose monitoring technology has ever been commercialized.

     The Company believes that the pain and inconvenience associated with conventional "finger-stick" blood glucose monitoring systems is the primary reason that most people with diabetes fail to comply with the recommendations of the DCCT panel. To date, however, completely non-invasive technologies have failed to provide a practical alternative to commercially available blood glucose monitoring systems.

THE INTEG SOLUTION

     The Company is developing the LifeGuide System, utilizing the Company's proprietary ISF sampling technology, to allow people with diabetes to easily and accurately measure their glucose levels without the pain of a finger lance or the need to handle blood. The LifeGuide System captures an extremely small physiological (as it exists in the body) sample of ISF and then measures the glucose level in that sample in a compact, easy-to-use device.

     THE INTEG TECHNOLOGY

     The Company's proposed LifeGuide System is based on Company research indicating that ISF glucose levels correlate closely with blood glucose levels. ISF is an extracellular fluid that is prevalent throughout the body and the skin. ISF is the means through which proteins and chemicals, including glucose, pass between capillaries and cells. Since the LifeGuide System's approach obtains a sample from the outermost layers of the skin almost anywhere on the body, it will avoid the areas of high nerve density and capillaries found in the deeper layers of the skin, thus eliminating the pain and blood associated with conventional "finger-stick" sampling approaches.

     The Company's proprietary method for ISF sampling involves a simple procedure that draws an ISF sample from the outermost layers of the skin and captures that sample for measurement. The ISF sample (approximately 1/50th of a drop) is analyzed for glucose levels by the LifeGuide Meter utilizing a signal from the far-infrared waveband region. The proposed LifeGuide System will utilize well-established spectroscopic techniques which the Company is developing into a compact, hand-held, battery-operated configuration. The proposed LifeGuide Meter will contain an infrared source set opposite to an infrared detector, with the sample window on the LifeGuide Key inserted between the two. When the infrared energy generated by the source passes through the sample window, glucose in the ISF sample absorbs part of the energy in a manner that is detected, measured and displayed by the LifeGuide Meter.

     THE LIFEGUIDE SYSTEM

     The Company's LifeGuide System will be comprised of (i) the LifeGuide Meter, a hand-held, battery-powered monitor, and (ii) the LifeGuide Key, a single-use, disposable sample collection device.

     The LifeGuide Meter will be an integrated, compact, easy-to-use glucose monitoring device similar in size to the handset of a telephone. The LifeGuide Meter will consist of an infrared source and detector, an easy-to-read LCD display screen, a port for the disposable LifeGuide Key and buttons to access memory and other functional modes. The proposed LifeGuide Meter will have visual and audible prompts to assist the user through the sampling process. The LifeGuide Meter will have the ability to indicate when an appropriate sample has been obtained and to self-diagnose any electronic malfunction. In addition, the LifeGuide Meter will be capable of a wireless transmission of data to a personal computer for review and analysis by the user's physician.

     The single-use, disposable LifeGuide Key is designed to be easily handled by the user and inserted into the LifeGuide Meter. The proprietary design of the LifeGuide Key will allow for the capture of the required ISF sample and the retention of the sample during the measurement and disposal process. The LifeGuide Key contains a very small needle that is used to draw a sub-microliter sample across a specially designed membrane window through which a sample can be read. The LifeGuide Key, which will be packaged in a sterile pouch, will be similar in size to an average house key.

     To operate the LifeGuide System, the user will insert the LifeGuide Key into the LifeGuide Meter and hold the LifeGuide System against the skin until the LifeGuide Meter indicates the sampling process is complete. Individuals who have tried the LifeGuide System have indicated that the physical sensation is like pressing a ballpoint pen, with the point retracted, against the skin. The Company estimates that the average sampling time will be from 20 to 30 seconds depending on the user and the location of sampling. Shortly after the sampling process is complete, the LifeGuide System will display the user's glucose level. Because the ISF sample captured by the LifeGuide Key will not come into contact with the LifeGuide Meter, there will be no need to clean the LifeGuide Meter after each use. The Company will also offer a control solution that will allow the user to confirm that the LifeGuide System is functioning properly.

     The Company believes the LifeGuide System will offer significant advantages over commercially available personal blood glucose monitoring systems and alternative non-invasive technologies under development, including the following:

     . Eliminates the Pain of Lancing the Fingertips--The LifeGuide System is designed to allow for the accurate measurement of glucose levels without the pain of a finger lance. Unlike most commercially available glucose monitoring systems which involve penetrating the deeper layers of the skin to obtain a blood sample, the LifeGuide System's proprietary sampling method draws from only the outermost layers of the skin and avoids the areas of high nerve density. This sampling technology eliminates the pain associated with conventional "finger-stick" sampling approaches.

     . Bloodless Approach--The LifeGuide System is designed to allow for the accurate measurement of glucose levels without drawing blood. This bloodless approach eliminates the mess and inconvenience of handling a blood sample and the negative perceptions associated with visible blood. The elimination of the need for a blood sample will allow people with diabetes to use the proposed LifeGuide System discretely in any environment.

     . Sampling Flexibility--The LifeGuide System is designed to be used on skin almost anywhere on the body, not merely areas (such as the fingertips) where blood capillaries and nerve endings are concentrated.

     . Ease of Use--The Company's proposed LifeGuide System will eliminate some of the steps required by commercially available personal blood glucose monitoring systems. With most current systems, after lancing the finger, a drop of blood must be directed to a small target zone on a thin, difficult to handle strip. The Company has designed the LifeGuide Key to be easily handled and inserted into the LifeGuide Meter. The sampling procedure of the proposed LifeGuide System has been reduced to simply holding the device against an area of exposed skin until an adequate sample has been obtained (20 to 30 seconds) and waiting briefly for a displayed result.

     . Cost Competitive--Unlike some alternative non-invasive technologies under development, it is anticipated that the proposed LifeGuide System will be offered at competitive prices and will not be a significant departure from current consumer buying patterns and reimbursement practices with respect to commercially available personal glucose monitoring systems.

     Because of these potential advantages, the Company believes that the proposed LifeGuide System may facilitate greater compliance with the recommendations of the DCCT panel.

RESEARCH AND DEVELOPMENT

     To date, the Company has been engaged primarily in the research, development and testing of the LifeGuide System. Since inception, the Company has incurred approximately $9.6 million in research and development expenses. The Company spent approximately $4.2 million, $2.5 million and $1.6 million during fiscal years 1996, 1995 and 1994, respectively, on research and development, all of which was sponsored by the Company. The Company believes that it is in the final stages of its product development and expects to finalize development of its first commercial LifeGuide System in 1997.

     In 1994, the Company used benchtop prototypes incorporating the functional components of its LifeGuide System and standard laboratory electronics to demonstrate that ISF glucose values correlate closely to blood glucose values obtained with commercially available personal blood glucose monitors. In addition, the Company has conducted studies using a fully-integrated hand-held prototype of the LifeGuide System incorporating all of the final components of the LifeGuide System (including battery-powered electronics) to demonstrate the accuracy of the LifeGuide System when testing samples containing known glucose values. The Company is continuing to work on optimizing the performance of the LifeGuide System and expects to finalize the development of a commercial prototype of the LifeGuide Meter during 1997.

     The Company's success will be dependent upon its ability to finalize the commercial design and then manufacture the LifeGuide System in compliance with regulatory requirements, in a timely manner and in sufficient quantities while maintaining product quality and acceptable cost. The personal glucose monitoring products market is characterized by commercial products which are manufactured in large quantities at very low cost. As a result, the present focus of the LifeGuide Meter development effort is to finalize the design of the fully-integrated prototype into a hand-held, battery-powered final product that can be reliably and cost-effectively manufactured. The development of the LifeGuide Key was completed in 1996. Both the LifeGuide Meter and the LifeGuide Key are being designed to use materials and components that can be easily produced by suppliers with a minimum of customization.

CLINICAL TESTING

     The goal of the Company's clinical testing to date has been to demonstrate the correlation between ISF glucose levels and blood glucose levels, and to test the final components of the LifeGuide System for accuracy and precision. All ISF samples used in this testing have been obtained utilizing the Company's proprietary sampling method.

     In December 1994, the Company undertook a program of testing people with diabetes under a protocol reviewed and approved by the International Diabetes Center, a diabetes research and treatment center located in Minneapolis, Minnesota. This testing program was designed to evaluate the correlation between the results obtained using (i) benchtop prototypes of the Company's LifeGuide System incorporating the functional components of its LifeGuide System and standard laboratory electronics, (ii) a standard laboratory assay for measuring glucose levels in venous blood and (iii) the leading conventional personal blood glucose monitoring system. The results of this study demonstrated that ISF glucose levels closely correlate to blood glucose levels and that the glucose values obtained with benchtop prototypes of the LifeGuide System closely correlate to those obtained with commercially available blood glucose monitors.

     In early 1996, additional clinical studies were conducted at the Mayo Clinic and the University of Minnesota. Both of these studies used the LifeGuide System to obtain samples of ISF and a standard laboratory assay for measuring glucose levels in venous blood and in ISF. The Mayo Clinic study provides publishable support for the conclusion that there is a strong correlation between the glucose levels in ISF and the glucose levels in blood when the glucose levels are in a relatively steady state. This study compared the ISF and blood glucose values in 66 individuals and yielded a correlation coefficient of
0.96 (on a 0.0 to 1.0 scale, with 1.0 representing a perfect correlation). The University of Minnesota study provides publishable support for the conclusion that there is a strong correlation between the glucose levels in ISF and the glucose levels in blood when the glucose levels are in a state of rapid change. This study has compared the ISF and blood glucose values in 17 individuals with Type I diabetes over a five-hour period of rising and falling glucose values. Cumulative data from these 17 subjects has yielded a correlation coefficient of 0.95.

     In the first half of 1996, the Company also conducted studies using a benchtop prototype of the LifeGuide System incorporating all of the final components of the LifeGuide System (including battery-powered electronics) to compare the glucose values obtained using the LifeGuide System to the known glucose values in the sample. This testing, performed on over 70 samples, yielded a correlation coefficient of 0.99.

     In the fourth quarter of 1996, the Company conducted additional studies using a fully-integrated hand-held prototype of the LifeGuide System to compare the glucose values obtained using the LifeGuide System to the known glucose values in the sample. This testing, performed on 345 samples, also yielded a correlation coefficient of 0.99. The Company is continuing to work on optimizing the performance of the LifeGuide System and expects to conduct additional testing when the design is finalized.

     The Company plans to use commercial prototypes of the LifeGuide System (expected to be available in 1997) to obtain patient-generated clinical data in a three-center, 300 patient trial for use in the Company's application to the FDA for a 510(k) clearance to market the LifeGuide System. The Company presently plans to submit this application to the FDA in late 1997.

     To date, testing of the LifeGuide System has been performed solely by Company personnel under controlled circumstances. Initial testing was performed on benchtop prototypes, and in late 1996, the Company initiated testing using fully integrated, hand-held prototypes of the LifeGuide System. There can be no assurance that the Company will not encounter problems in clinical testing which will cause the Company to delay commercialization of the LifeGuide System, and there can be no assurance that the commercial version of the LifeGuide System will prove to be accurate and reliable on a consistent basis. Even if accurate and reliable, there can be no assurance that such testing will show the Company's product to be safe or cost effective.

MANUFACTURING

     The LifeGuide System is designed to be economically produced using proven manufacturing methods and equipment. As part of its design strategy, the Company has consulted with component suppliers, automation firms and OEM electronics manufacturers.

     The Company currently plans to utilize an outside manufacturer to assemble the LifeGuide Meter. This manufacturer will be used to build all prototypes of the LifeGuide Meter for testing and to develop test methods and equipment for the Company. Most of the components in the LifeGuide Meter will be standard, off-the-shelf components. In order to control margins, quality and supply, the LifeGuide Key will be assembled by the Company at its facilities from components obtained from outside suppliers. The LifeGuide Key has been designed to minimize the number of required components and to use components that can be purchased from suppliers with experience in high volume, medical product manufacturing. In manufacturing the LifeGuide Key, the Company will use assembly, test and packaging equipment employing well-known processes similar to those used for other high speed assembly applications.

     One component of the LifeGuide Meter is available from a single source, as is one component of the LifeGuide Key. In the event that the Company is unable to obtain either of these components from their respective suppliers, the Company would be required to make modifications to its existing LifeGuide System and to obtain alternative components from alternative suppliers. Although the Company believes that it can enter into supply agreements with respect to these components, any interruption in the supply of either of these components would have a material adverse effect on the Company's business, financial condition and results of operation.

     The Company expects that its most significant manufacturing challenge will be to quickly increase LifeGuide Key production volumes after the full-scale commercial introduction of the LifeGuide System. To address this challenge, the Company anticipates installing and qualifying an initial automated manufacturing line prior to installation of additional production lines. After the installation, evaluation and refinement of the initial line are completed, the Company anticipates incrementally adding several full-scale commercial production lines with greater manufacturing capability.

     The Company ordered the initial automated manufacturing line for the LifeGuide Key in late 1996 and anticipates producing initial LifeGuide Keys from this line in late 1997. There can be no assurance that the Company will be able to achieve and maintain product quality and reliability when producing the LifeGuide System in the quantities required for commercial operations or within a period that will permit the Company to introduce its products in a timely fashion, nor that the Company will be able to assemble and manufacture its products at an acceptable cost.

SALES AND MARKETING

     The Company intends to direct its sales and marketing efforts at people with diabetes who use insulin to control their glucose levels, because they tend to monitor their blood glucose more frequently. The Company believes that insulin users are more likely to be better educated concerning their condition, are more motivated to comply with proper disease management and are most likely to recognize the potential benefits of the LifeGuide System. The Company will seek to gain product acceptance by implementing a strategy that both promotes the Company's products directly to people with diabetes and educates healthcare professionals, managed care decision makers and insurers as to the potential advantages of the LifeGuide System in facilitating compliance with the recommendations of the DCCT panel. As part of its education and awareness strategy, the Company will focus on developing peer reviewed journal articles authored by leading experts in diabetes, sponsoring publication of papers based on research covering performance and utility benefits of the LifeGuide System and conducting regional seminars.

     Initially, the Company intends to use various direct marketing methods to promote its LifeGuide System to people with diabetes, including direct mail, advertisements in healthcare media and internet and on-line computer services. In addition, the Company expects to utilize other emerging distribution channels, including those supporting managed care organizations, on-line merchandising services and direct distribution firms. The Company will sell the LifeGuide System directly to consumers through a toll-free number and will support these sales with a customer service organization. As the Company's customer base grows, the Company expects to utilize traditional retail distribution channels, including chain and independent drug stores and other retail outlets. The Company expects eventually to market and distribute its products outside the United States through third party distribution channels.

     The Company intends to introduce the LifeGuide System in the United States in two phases: (1) a limited introduction phase, expected to commence in 1998, subsequent to obtaining 510(k) clearance from the FDA; and (2) a full commercial introduction phase, expected to commence several months thereafter. During the limited introduction phase, the Company expects to use an experienced direct sales force to introduce the LifeGuide System to key opinion leaders in the treatment of diabetes for use in their practices on a selected number of patients. In addition, during this phase the Company expects to market to selected managed care organizations. The primary purpose of the limited introduction phase is to ensure that the Company's infrastructure will support full commercial introduction.

     During the full commercial introduction phase, the Company plans to utilize a three-pronged strategy employing a highly trained and focused direct sales force. One specialized sales group will concentrate on promotion of the Company's products to managed care decision makers and insurers. A second group will promote the Company's products to healthcare professionals and organizations that influence patient choices. A third specialized sales group will target the retail distribution channel.

     The Company has no experience in marketing the LifeGuide System and has not yet entered into any marketing or distribution arrangements for the LifeGuide System. There can be no assurance that the Company will be able to build a suitable sales force or enter into satisfactory marketing arrangements with third parties when commercial potential develops, or that its sales and marketing efforts will be successful.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend in part on its ability to obtain patent protection for its proposed products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company pursues a policy of seeking patent protection for each of the areas of invention embodied in the LifeGuide System. The Company has one issued United States patent relating to the method of drawing an ISF sample from the outer layers of the skin, and five additional United States patent applications directed toward various aspects of the technologies underlying the LifeGuide System. The Company has also filed three corresponding PCT foreign patent applications to seek similar patent protection outside the United States.

     The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in the Company's LifeGuide System and for related inventions likely to be used by others as competing alternatives.

     The Company also relies upon trade secrets and proprietary know-how in its manufacturing processes. The Company requires each of its employees, consultants, advisors and certain of its vendors to execute a confidentiality agreement upon the commencement of their relationship with the Company.

     No assurance can be given that any additional patents will be issued, that the scope of any patent protection granted to the Company will exclude competitors or that any of the Company's patents will be held valid or enforceable if subsequently challenged. Patenting medical devices involves complex legal and factual questions, and there is no consistent policy regarding the breadth of claims which issue pertaining to such technologies. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire technologies substantially equivalent to those of the Company. In addition, even if the patents the Company has applied for are ultimately issued, others may hold or receive patents that contain claims covering the products proposed to be sold by the Company and which may delay or prevent the sale of the LifeGuide System or require licenses resulting in the payment of fees or royalties by the Company in order for the Company to carry on its business. There can be no assurance that needed or potentially useful licenses will be available in the future on acceptable terms or at all.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation could result in substantial costs to and a diversion of effort by the Company, but may be necessary to enforce any patents issued to the Company, protect trade secrets or know-how owned by the Company, defend the Company against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. The Company is not currently a party to any patent or other litigation. The Company routinely monitors patent issuances by others in its industry, and in 1996 became aware of a patent that may relate to a feature of the LifeGuide System. The Company engaged outside patent counsel to review the patent, and such counsel rendered its opinion to the Company that the patent is not infringed by the Company's technology. In addition, such counsel advised the Company that if the patent was challenged, those claims which the Company believes may apply to the LifeGuide System would be likely to be held invalid based on the existence of prior art not cited by the patent examiner. There can be no assurance, however, that the holder of the patent will not pursue litigation which could be costly to the Company. An adverse determination in any litigation, including any litigation commenced by the holder of the patent referred to above, could subject the Company to significant liabilities to third parties, require the Company to seek licenses from or pay royalties to third parties or prevent the Company from manufacturing, selling or using its proposed products, any of which could have a material adverse effect on the Company's business and prospects.

THIRD PARTY REIMBURSEMENT

     Private insurance companies, self-insured employers, health maintenance organizations and governmental payors under Medicare and Medicaid programs are a source of reimbursement to users of blood glucose monitoring systems and related products, but there is no uniform policy on reimbursement among third-party payors. Sales of the Company's proposed products in certain markets will be dependent in part on availability of adequate reimbursement from these third-party payors. Although the Company believes that current reimbursement levels are adequate to support the introduction of the LifeGuide System, third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that adequate levels of reimbursement will be available to enable the Company to achieve market acceptance of the LifeGuide System or maintain price levels sufficient to realize an appropriate return on its investment in the development or manufacture of the LifeGuide System. Without adequate support from third-party payors, the market for the Company's products may be limited.

     The Medicare program reimburses people with diabetes for one meter and for a one month's supply of test strips at a time as approved by their physicians. In 1996, the Health Care Financing Administration ("HCFA"), which sets rates for the Medicare program, set a payment limit of $61.99 for personal blood glucose monitors and set the maximum reimbursement rates for a box of 50 test strips at between $33.75 to $39.70, depending on the state in which the reimbursement is sought. The Office of the Inspector General of the United States Department of Health and Human Services (the "OIG") is currently conducting a survey to determine more economical methods of providing blood glucose test strips to Medicare beneficiaries. These payment limits and initiatives may lead to increased pricing pressures among manufacturers of existing blood glucose meters and test strips. The Company's business, financial condition and results of operations could be adversely affected by the continuing efforts of governmental and private payors to reduce the costs of healthcare by lowering reimbursement rates.

     As a provider of products that are reimbursed by Medicare, Medicaid and other third-party payors, the Company will be subject to the anti-kickback provisions of the Medicare and Medicaid fraud and abuse laws and similar state laws. These laws prohibit the exchange of remuneration for referrals of services or products reimbursed by Medicare and Medicaid or other third-party payors. Violations of these prohibitions may result in civil and criminal penalties and exclusion from the Medicare and Medicaid programs. The Company intends to comply with the federal anti-kickback statute and related safe harbor regulations regarding discount disclosures.

COMPETITION

     The Company believes that its success will depend primarily upon its ability to create and deliver a glucose monitoring system, on a timely basis and at a competitive price, that avoids the pain and blood associated with current glucose monitoring products. In addition, the Company must effectively create market awareness and acceptance of its products and maintain the proprietary nature of its technologies and processes. The glucose monitoring industry is characterized by intense competition and is currently dominated by several companies with established products and distribution channels. There are currently four significant competitors in the worldwide blood glucose monitoring market: LifeScan, Inc., a subsidiary of Johnson & Johnson, Inc.; Boehringer Mannheim Corporation, a subsidiary of Boehringer Mannheim GmbH; Bayer Diagnostics, a division of Bayer AG; and Medisense, Inc. (a subsidiary of Abbott Laboratories).

     Companies in the glucose monitoring market compete on the basis of innovative technology, ease of use, price, product reliability and acceptance by consumers and healthcare professionals. Price competition for the placement of monitors in the glucose monitoring market is intense and involves marketing tactics such as rebates, trade-in offers and volume purchase incentive programs. This price competition could result in reductions of the prices of the Company's LifeGuide Meter and the use of purchase incentive programs that could adversely affect the Company's revenues and profitability.

     A number of entities are conducting research on possible non-invasive and minimally invasive methods of determining glucose levels. Data regarding the precise progress of these companies with respect to these alternative technologies has not generally been made public.

     There can be no assurance that the Company's competitors and potential competitors will not succeed in developing or marketing technologies and products that will be more accepted in the marketplace than the proposed LifeGuide System or that would render the Company's technology and proposed products obsolete or noncompetitive. Most of the Company's competitors and potential competitors have substantially greater capital resources, research and development staffs and facilities than the Company. In addition, most of the Company's competitors and potential competitors have substantially greater experience than the Company in research and new product development, obtaining regulatory approvals and manufacturing and marketing medical devices.

     Numerous researchers are also investigating alternative treatments or cures for diabetes. If any of these efforts are successful in reducing the complications associated with diabetes and can be cost-effectively provided to people with diabetes, the need for the Company's products could be mitigated or become entirely nonexistent.

GOVERNMENT REGULATION

     Government regulation in the United States and other countries is a significant factor in the Company's business. The Company's products will be regulated by the FDA under a number of statutes including the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), and the Safe Medical

Devices Act of 1990 (the "SMDA"). Manufacturers of medical devices must comply with applicable provisions of the FDC Act and the SMDA and certain associated regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information regarding their safety. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the Company's proposed LifeGuide System, can be marketed.

     FDA permission to distribute a new device can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) premarket notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification. The Company believes and has confirmed with the FDA that the LifeGuide System will be eligible for 510(k) clearance with the predicate device being a commercially available personal blood glucose monitoring instrument.

     A second, more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, the applicant must conduct clinical trials in compliance with testing protocols approved by an institutional review board for the participating research institution. Second, a Premarket Approval application ("PMA") must be submitted to the FDA that describes the results of the clinical trials, the device and its components, the methods, facilities and controls used for its manufacture, proposed labeling and the demonstration that the product is safe and effective. Finally, the manufacturing site for the product subject to the PMA must pass an FDA preapproval inspection. The Company does not believe that its planned products will require PMA approval, although there can be no assurance that such an approval will not be required. If required, obtaining a PMA approval will result in significant delays in and could prevent the introduction of the Company's products.

     In connection with either a 510(k) notification or a PMA, clinical testing of a "significant risk" device requires the submission to the FDA of an investigational device exemption ("IDE") application. An IDE application is not required for a "nonsignificant risk" ("NSR") device. The Company believes that the proposed LifeGuide System is an NSR device and therefore does not require an IDE application. However, in the event that the FDA should require the Company to submit an IDE application, the Company may be required to repeat all or part of the clinical testing conducted prior to obtaining an IDE, which may delay approval of the LifeGuide System.

     FDA clearances, if obtained, are subject to continual review, and if the FDA believes that the Company is not in compliance with the FDC Act, the SMDA or their associated regulations, it can institute proceedings to detain or seize the Company's products, require a recall, enjoin future violations and assess civil and criminal penalties against the Company, its directors, officers or employees. The FDA may also withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any device manufactured or distributed by the Company.

     The FDC Act will regulate the Company's development, quality control and manufacturing procedures by requiring the Company to demonstrate compliance with current Good Manufacturing Practices. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of their manufacturing facilities. In order to ensure compliance with these requirements, the Company will be required to expend time, resources and effort in the areas of production and quality control. If violations of the applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be adversely affected.

     The Company also plans eventually to market the LifeGuide System in several foreign markets. No regulatory approvals have yet been obtained in any such countries and there is no assurance that any will be issued. Requirements pertaining to the LifeGuide System will vary widely from country to country, and involve anything from simple product registrations to detailed submissions similar to those required by the FDA.

EMPLOYEES

     As of March 1, 1997, the Company had a total of 70 full-time employees. The Company also had consulting or other contract arrangements with 19 persons on a full- or part-time basis. Of this total workforce, 46 persons were engaged in research and development activities, 16 persons in manufacturing development, 3 persons in sales and marketing, 13 persons in clinical, regulatory and quality functions and 11 persons in support and administrative functions. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company:

Name                      Age  Position
----                      ---  --------
Frank A. Solomon........   53  President, Chief Executive Officer and Director
Katia P. Breslawec......   42  Vice President, Regulatory and Quality
John R. Brintnall.......   44  Vice President, Finance, Chief Financial Officer and Treasurer
Susan L. Critzer........   41  Vice President, Operations
Robert H. Dodge, Ph.D...   46  Vice President, Research and Development
A. Paul Harding.........   48  Vice President, Sales and Marketing

     Frank A. Solomon, one of the founders of the Company, served as a consultant to the Company from July through December 1990, its President and a director since January 1991 and as Chief Executive Officer since December 1991. Mr. Solomon has been involved in the development and marketing of products for the diagnosis and treatment of diabetes for 13 years. From 1976 to 1989, Mr. Solomon held various management positions at Eli Lilly and Company ("Eli Lilly"), including President of Elco Diagnostics, a division of Eli Lilly, General Manager of the Infusion Products division of Cardiac Pacemakers, Inc., a subsidiary of Eli Lilly, Manager in Eli Lilly's medical device merger and acquisition group, and sequentially as National Sales Manager, Director of Marketing and Sales and Director of Corporate Development at Physio-Control Corporation, another subsidiary of Eli Lilly.

     Katia P. Breslawec joined the Company in April 1996 as Vice President,
Regulatory and Quality.   Before joining the Company, Ms. Breslawec spent nine
years with Sanofi Diagnostics Pasteur, Inc., a manufacturer of clinical laboratory instruments, in vitro diagnosis reagents, and biologicals. Most recently, as Director of Regulatory, Ms. Breslawec was responsible for obtaining FDA approvals required for domestic and international product commercialization and for maintaining compliance to international quality standards. Ms. Breslawec was previously Manager of New Product Approvals at INCSTAR Corp.

     John R. Brintnall joined the Company in December 1996 as Vice President, Finance, Chief Financial Officer and Treasurer. From June 1986 until he joined the Company, Mr. Brintnall served as Vice President of Finance, Chief Financial Officer and Treasurer of Computer Network Technology Corporation, a publicly held company in the high performance computer networking industry. Mr. Brintnall holds a bachelors degree in business administration from the University of Notre Dame and is a Certified Public Accountant.

     Susan L. Critzer joined the Company in January 1995 as Vice President, Operations. Before joining the Company, Ms. Critzer spent six years with American Cyanamid Corporation's Davis and Geck ("D&G") Division. Most recently, she was Director of Engineering for D&G's start-up Endosurgery division, where she was responsible for the commercialization of all new laparoscopic products. From

1986 to 1989, Ms. Critzer was with Becton-Dickinson Corporation where she held management positions in manufacturing engineering and quality control and was involved in the high volume production of intravenous catheters.

     Robert H. Dodge, Ph.D. joined the Company in July 1994 as Vice President, Research and Development, having previously spent 11 years in the Diagnostics Division of Abbott Laboratories ("Abbott"). At Abbott, Dr. Dodge held Research Director positions in the areas of Chemistry, Instrument Systems Engineering and Physician Office and Consumer Diagnostics. His product development experience includes systems for physician's office testing (the Abbott Vision System) and hospital therapeutic drug monitoring (the TDx system).

     A. Paul Harding joined the Company as Vice President, Sales and Marketing in November 1995, having spent the previous 15 years with Bayer Diagnostics, a division of Bayer AG ("Bayer"), a leading manufacturer and marketer of glucose monitoring products. At Bayer, Mr. Harding held various sales and marketing positions, most recently as Vice President, U.S. Marketing and National Accounts, and previously as Director of Marketing, U.S. Diabetes Products.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 42,000 square feet of space at 2800 Patton Road, St. Paul, Minnesota. The lease expires on September 30, 2000. The Company believes its facilities will be adequate for its needs through the full commercial introduction of the LifeGuide System. The Company may lease additional space at its existing location in 1997, however, to facilitate the installation of additional production lines after the full commercial introduction of the LifeGuide System.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is listed and traded on the Nasdaq National Market under the symbol NTEG. The following table sets forth the high and low bid prices per share for the Company's common stock as reported on the Nasdaq National Market System for the quarterly periods indicated:

                             High    Low
                            ------  -----
     Second Quarter 1996    $10.25  $9.44
     Third Quarter 1996     $11.13  $8.50
     Fourth Quarter 1996    $13.75  $8.63

     At March 20, 1997, the Company had 150 shareholders  of record.

     The Company has never declared or paid any cash dividends on its capital stock since its inception. The Company currently intends to invest any earnings in the development and expansion of its business and does not intend to pay dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere herein. The statements of operations data for the years ended December 31, 1994, 1995 and 1996 and for the period from April 3, 1990 (inception) to December 31, 1996, and the balance sheet data at December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The statements of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data at December 31, 1992, 1993 and 1994 are derived from audited financial statements not included herein.

                    SELECTED STATEMENTS OF OPERATIONS DATA
                     (in thousands, except per share data)

                                                                                       Period from
                                                                                      April 3, 1990
                                                                                      (Inception) to
                                           Year Ended December 31,                      December 31,
                           -----------------------------------------------------
                           1996         1995        1994        1993        1992          1996
                           ----         ----        ----        ----        ----      --------------
Operating Loss          ($ 9,920)     ($5,281)    ($2,522)    ($ 679)     ($ 657)        ($19,991)
Net Loss                ($ 9,083)     ($5,049)    ($2,492)    ($ 683)     ($ 654)        ($18,874)
Net loss per share:
   Primary              ($  1.71)     ($ 2.42)    ($ 1.26)    ($0.36)     ($0.34)        ($  7.89)
   Fully-diluted        ($  1.11)     ($ 0.81)    ($ 0.63)    ($0.21)     ($0.21)        ($  5.05)
Weighted average
  number of common
 shares outstanding:
   Primary                 5,302        2,083       1,973      1,900       1,900            2,393
   Fully-diluted           8,196        6,270       3,961      3,269       3,147            3,738

                          SELECTED BALANCE SHEET DATA
                     (in thousands, except employee data)

                                                  December 31,
                                 -----------------------------------------------
                                     1996       1995      1994     1993     1992
                                    ------     ------     ----     ----     ----
Current assets                   $  34,151  $  15,860  $   569  $   115  $   459
Current liabilities                  1,574        523      354      231       63
Working capital                     32,577     15,337      215     (116)     396
Total assets                        37,716     17,376    1,247      195      558
Long-term obligations                1,298        447      499       24       49
Shareholders' equity(deficiency)    34,844     16,405   (4,738)  (2,246)  (1,563)
Number of full time employees           63         45       19        7        6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Integ, a development stage company, was incorporated on April 3, 1990 to develop the LifeGuide System, a next generation hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger-stick" technologies. Utilizing the Company's proprietary interstitial fluid sampling technology, the LifeGuide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample.

RESULTS OF OPERATIONS

          From inception through December 31, 1996, the Company has incurred losses totaling $18,873,957, consisting of $9,626,514 of research and development expenses, $5,858,395 of general and administrative expenses and $3,389,048 of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, fund raising and determination of the manufacturing processes and marketing strategies needed for the introduction of the LifeGuide System planned for 1998. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue through 1999 and to increase at least through the end of 1998.

          General. Net losses increased to $9,083,432 during 1996, up from $5,048,730 during 1995 and $2,492,220 during 1994.

          Research and development expenses. Research and development expenses increased to $4,191,547 during 1996 from $2,462,868 during 1995 and $1,568,220 during 1994. The increases in research and development expenses were due primarily to increases in compensation, benefit and employee recruiting costs and from increases in the cost of prototype materials purchased, consulting expenses and patent legal fees.

          General and administrative expenses. General and administrative expenses increased to $2,784,769 during 1996 from $1,417,365 during 1995 and $792,017 during 1994. The increases in general and administrative expenses were due to increases in compensation, facility costs and depreciation of furniture and equipment. In addition, in 1996, the increase in general and administrative expenses was impacted by the various legal, insurance and filing costs of being a publicly traded company.

          Clinical and regulatory expenses. Clinical and regulatory expenses increased to $648,678 during 1996 from $297,580 during 1995 and $52,083 during 1994. The increases were due primarily to increases in compensation and benefit costs and consulting expenses incurred to plan the clinical testing necessary to obtain the required regulatory approvals.

          Manufacturing development expenses. Manufacturing development expenses increased to $1,377,121 during 1996 from $718,316 during 1995 and $55,430 during 1994. The increases were due primarily to increases in pre-manufacturing expenses, consisting of compensation and recruiting costs and consulting expenses incurred to plan and design the Company's automated manufacturing processes.

          Sales and marketing expenses. Sales and marketing expenses increased to $917,840 during 1996 from $384,722 during 1995 and $54,409 during 1994. The increases were due primarily to compensation and recruiting costs and product design and market research costs. In addition, in 1996, the Company incurred additional expenses associated with its Medical and Diabetes Educator Advisory Boards.

          Interest income. Interest income increased to $1,306,460 during 1996 from $580,840 during 1995 and $45,112 during 1994. The increase in 1996 was primarily due to the investment in commercial paper and government securities of the net proceeds totaling $26.1 million on July 1, 1996 from the Company's initial public offering. The increase in 1995 was due primarily to the investment in government securities of the proceeds from the sale of the Company's Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations since inception have been funded primarily by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million through December 31, 1996. As of December 31, 1996, the Company had cash and cash equivalents of $33.8 million and working capital of $32.9 million.

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

          On March 27, 1996, the Company executed an equipment loan agreement which provided for borrowings of up to $5,000,000 under a line of credit. In July 1996, the lender committed to a total line of $12,500,000 to finance the purchase of furniture and equipment, including automated manufacturing equipment and tooling. The line of credit expires December 31, 1998, and $1.4 million was borrowed under the line as of December 31, 1996.

          The Company believes that its current cash balances, when combined with the $11 million unused portion of its line of credit facility, will be sufficient to fund its operations until the second quarter of 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's LifeGuide System gains market acceptance, the timing if regulatory actions regarding the LifeGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See Exhibit 99.1 to this Form 10-K for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

          The Company believes that inflation has not had a material impact on its operation or liquidity to date.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's financial statements and notes thereto are included on pages F-1 to F-23 of this report. See Index to Financial Statements at page F for a listing of the financial information filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information contained under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information contained under the heading "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference, except that the information set forth under the caption "Report of Compensation Committee on Executive Compensation" and the "Comparative Stock Performance" graph are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information contained under the heading "Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Exhibits, Financial Statements and Financial Statement Schedules

               1.  Financial Statements
                   --------------------

              The Company's Financial Statements are attached hereto beginning at page F-1. See Index to Financial Statements at page F.

               2.  Financial Statement Schedules
                   -----------------------------

               All schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

               3.  Exhibits
                   --------

     Exhibit
     Number    Description
     ------    -----------

     3.1       Amended and Restated Articles of Incorporation of the Company (1)

     3.2       Amended Bylaws of the Company  (1)

     4.1       Form of Certificate of Common Stock   (1)

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

     4.7 Rights Agreement, dated November 26, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (2)

     10.1 Real Property Lease Agreement dated June 14, 1994 between the Company and Commers-Klodt III, and Amendment thereto dated November 6, 1995 (1)

     10.2 Equipment Sublease Agreement dated August 15, 1992, between the Company and FIM, Inc. (1)

     10.3 Equipment Sublease Agreement dated July 14, 1994, between the Company and FIM II, Inc. (1)

     10.4 Loan Agreement dated March 27, 1996, between the Company and Venture Lending & Leasing, Inc. (1)

     10.5 *1990 Incentive and Stock Option Plan, including form of option agreement (1)

     10.6 *1991 Incentive and Stock Option Plan, including form of option agreement (1)

     10.7 *1994 Long-Term Incentive and Stock Option Plan (as revised and restated), including form of option agreement (1)

     10.8      *1996 Directors' Stock Option Plan (1)

     10.9 *Restricted Stock Award Agreement dated August 9, 1994 between the Company and Frank A. Solomon (1)

     10.10 *Amendment to Promissory Note dated August 15, 1996 from Frank A. Solomon to the Company (3)

     10.11 Form of Stock Option from the Company to Medical Innovation Fund (for options granted outside of the Stock Option Plans) (1)

     10.12 Consulting Agreement dated April 3, 1996 between the Company and Mark B. Knudson(1)

     10.13 *Change in Control Agreement dated May 1, 1996 between the Company and Frank A. Solomon (1)

     10.14 *Form of Change in Control Agreement between the Company and its Vice Presidents (1)

     11        Statement Re: Computation of Per Share Net Loss

     23.1      Consent of Ernst & Young LLP

     24        Powers of Attorney

     27        Financial Data Schedule

     99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
___________________

* Denotes management contracts and compensatory plans, contracts, and arrangements.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)
(2) Incorporated by reference to the Company's Registration Statement on Form 8-A, dated December 6, 1996 (SEC file number 0-28420).
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (SEC file number 0-28420).


      (b) Reports on Form 8-K.
          -------------------

          In connection with its adoption of a shareholder rights plan, the Company filed a report on Form 8-K dated November 26, 1996. No financial statements were filed with such Form 8-K.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997                      INTEG INCORPORATED


                                        By: /s/  Frank A. Solomon
                                           ---------------------------
                                           Frank A. Solomon
                                           President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

Frank A. Solomon*            Chief Executive Officer,              )
                             President and Director                )
                             (principal executive officer)         )
                                                                   )
John R. Brintnall*           Vice President, Finance and           )
                             Chief Financial Officer               )
                             (principal financial officer and      )  By:  /s/ Frank A. Solomon
                             principal accounting officer)         )     -----------------------
                                                                   )       Frank A. Solmon
                                                                   )       Attorney-in-Fact
Mark B. Knudson, Ph.D*                     Chairman of the Board   )
                                                                   )  Date:  March 28, 1997
Frank B. Bennett*                          Director                )
                                                                   )
Terrance G. McGuire*                       Director                )
                                                                   )
Robert R. Momsen*                          Director                )
                                                                   )
Robert S. Nickoloff*                       Director                )
                                                                   )
Walter L. Sembrowich, Ph.D*                Director                )
                                                                   )
Winston R. Wallin*                         Director                )

________________________

* Executed on behalf of the indicated persons by Frank A. Solomon pursuant to the Power of Attorney included as Exhibit 24 to this annual report.

                              Integ Incorporated

                         Index to Financial Statements
                         -----------------------------

                                                                          Page Number
                                                                          -----------

Report of Independent Auditors                                                 F-1

Balance Sheets as at December 31, 1996 and December 31, 1995                   F-2

Statements of Operations for the Years Ended December 31, 1996,                F-3
1995 and 1994 and for the period from April 3, 1990 (inception) to
December 31, 1996

Statements of Shareholders' Equity from April 3, 1990 (inception)          F-4 to F-7
to December 31, 1996

Statements of Cash Flows for the  Years Ended December 31, 1996,           F-8 to F-9
1995 and 1994 and for the period from April 3, 1990 (inception) to
December 31, 1996

Notes to Financial Statements                                             F-10 to F-23

                                       F

                [LETTERHEAD OF ERNST & YOUNG LLP APPEARS HERE]

                         Report of Independent Auditors


Board of Directors
Integ Incorporated

We have audited the accompanying balance sheets of Integ Incorporated (a development stage company) as of December 31, 1996 and 1995 and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996, and for the period from April 3, 1990 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integ Incorporated at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from April 3, 1990 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 14, 1997

                              Integ Incorporated
                         (A Development Stage Company)

                                Balance Sheets

                                                                                          DECEMBER 31
                                                                                --------------------------------
                                                                                       1996          1995
                                                                                --------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 33,825,797     $15,764,138
  Receivables                                                                          167,065          40,993
  Prepaid expenses                                                                     157,933          55,128
                                                                                --------------------------------
Total current assets                                                                34,150,795      15,860,259
                                                                                --------------------------------

Furniture and equipment                                                              3,701,648       1,640,936
Less accumulated depreciation                                                         (821,476)       (281,849)
                                                                                --------------------------------
                                                                                     2,880,172       1,359,087
Other assets                                                                           684,933         156,410
                                                                                --------------------------------
Total assets                                                                      $ 37,715,900     $17,375,756
                                                                                ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                           $  1,236,348     $   375,813
  Current portion of long-term debt and capital lease obligations                      337,277         147,330
                                                                                --------------------------------
Total current liabilities                                                            1,573,625         523,143
                                                                                --------------------------------

Long-term debt and capital lease obligations,
  less current portion                                                               1,298,484         447,162


Shareholders' equity:
  Convertible Preferred Stock                                                                -          87,536
  Common Stock, par value $.01 per share:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 9,275,704 - 1996;
       433,333 - 1995                                                                   92,757           4,333
  Additional paid-in capital                                                        54,269,333      27,028,459
  Deficit accumulated during the development stage                                 (18,873,957)     (9,790,525)
                                                                                --------------------------------
                                                                                    35,488,133      17,329,803
  Deferred compensation                                                               (644,342)       (924,352)
                                                                                --------------------------------
Total shareholders' equity                                                          34,843,791      16,405,451
                                                                                --------------------------------
Total liabilities and shareholders' equity                                        $ 37,715,900     $17,375,756
                                                                                ================================

See accompanying notes.

                              Integ Incorporated
                         (A Development Stage Company)

                           Statements of Operations

                                                                                                  PERIOD FROM
                                                                                                 APRIL 3, 1990
                                                                                                 (INCEPTION) TO
                                                             YEAR ENDED DECEMBER 31               DECEMBER 31,
                                                  ------------------------------------------
                                                       1996          1995          1994              1996
                                                  ------------------------------------------   ----------------
Operating expenses:
 Research and development                           $ 4,191,547   $ 2,462,868   $ 1,568,220       $  9,626,514
 General and administrative                           2,784,769     1,417,365       792,017          5,858,395
 Clinical and regulatory                                648,678       297,580        52,083            998,341
 Manufacturing development                            1,377,121       718,316        55,430          2,150,867
 Sales and marketing                                    917,840       384,722        54,409          1,356,971
                                                  ------------------------------------------   ----------------
                                                      9,919,955     5,280,851     2,522,159         19,991,088
                                                  ------------------------------------------   ----------------

Operating loss                                       (9,919,955)   (5,280,851)   (2,522,159)       (19,991,088)

Other income (expense):
 Interest income                                      1,306,460       580,840        45,112          1,974,688
 Interest expense                                      (226,959)     (348,719)      (15,173)          (614,579)
 Other                                                 (242,978)            -             -           (242,978)
                                                  ------------------------------------------   ----------------
                                                        836,523       232,121        29,939          1,117,131
                                                  ------------------------------------------   ----------------
Net loss for the period and deficit
  accumulated during development stage              $(9,083,432)  $(5,048,730)  $(2,492,220)      $(18,873,957)
                                                  ==========================================   ================

Net loss per share
    Primary                                              $(1.71)       $(2.42)       $(1.26)            $(7.89)
    Fully diluted                                        $(1.11)        $(.81)        $(.63)            $(5.05)
                                                  ==========================================   ================

Weighted average number of common
 shares outstanding
    Primary                                           5,301,772     2,083,441     1,972,939          2,392,837
    Fully diluted                                     8,195,642     6,269,776     3,960,778          3,737,596
                                                  ==========================================   ================

See accompanying notes.

                              Integ Incorporated
                         (A Development Stage Company)

           Statement of Changes in Shareholders' Equity (Deficiency)

                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                                                     ADDITIONAL       DURING THE
                                                CONVERTIBLE PREFERRED        COMMON STOCK             PAID-IN        DEVELOPMENT
                                             -------------------------------------------------
                                                SHARES         AMOUNT      SHARES    AMOUNT           CAPITAL           STAGE
                                             -------------------------------------------------------------------------------------
Founders' Common Stock issued during
  April 1990 at $.015 per share                      -      $     -       250,000    $2,500      $      1,250     $        -
Net loss for the period                              -           -              -         -                 -       (290,900)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1990                         -           -        250,000     2,500             1,250       (290,900)
Net loss for the year                                -           -              -         -                 -       (622,016)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1991                         -           -        250,000     2,500             1,250       (912,916)
Net loss for the year                                -           -              -         -                 -       (653,934)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1992                         -           -        250,000     2,500             1,250     (1,566,850)
Net loss for the year                                -           -              -         -                 -       (682,725)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1993                         -           -        250,000     2,500             1,250     (2,249,575)
Deferred compensation related to restricted
  stock grant                                        -           -        183,333     1,833           149,417              -
Net loss for the year                                -           -              -         -                 -     (2,492,220)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 1994
  (carried forward)                                  -           -        433,333     4,333           150,667     (4,741,795)
                                                                 DEFERRED
                                                               COMPENSATION          TOTAL
                                             -------------------------------------------------
Founders' Common Stock issued during
  April 1990 at $.015 per share                               $       -           $    3,750
Net loss for the period                                               -             (290,900)
                                             -------------------------------------------------
Balance at December 31, 1990                                          -             (287,150)
Net loss for the year                                                 -             (622,016)
                                             -------------------------------------------------
Balance at December 31, 1991                                          -             (909,166)
Net loss for the year                                                 -             (653,934)
                                             -------------------------------------------------
Balance at December 31, 1992                                          -           (1,563,100)
Net loss for the year                                                 -             (682,725)
                                             -------------------------------------------------
Balance at December 31, 1993                                          -           (2,245,825)
Deferred compensation related to restricted
  stock grant                                                   (151,250)                  -
Net loss for the year                                                 -           (2,492,220)
                                             -------------------------------------------------
Balance at December 31, 1994
  (carried forward)                                             (151,250)         (4,738,045)

                              Integ Incorporated
                         (A Development Stage Company)

           Statement of Changes in Shareholders' Equity (Deficiency)

                                                                                                           ADDITIONAL
                                                          CONVERTIBLE PREFERRED        COMMON STOCK         PAID-IN
                                                       -------------------------------------------------
                                                          SHARES         AMOUNT      SHARES    AMOUNT       CAPITAL
                                                       ---------------------------------------------------------------
Balance at December 31, 1994
  (brought forward)                                            -         $     -     433,333   $4,333      $  150,667
Previously issued redeemable convertible
  preferred stock; all shareholders agreed
  to cancel their respective redemption
  privileges during June 1995:
   Series A Convertible Preferred,
     authorized 928,571 shares, liquidat-
     ing preference of $.56 per share, sold
     during April and November 1990                      928,571           9,286           -        -         510,714
   Series B Convertible Preferred,
    authorized 800,000 shares, liquidating
    preference of $1.00 per share, sold
    during May 1991                                      800,000           8,000           -        -         792,000
   Series C Convertible Preferred,
    authorized 356,000 shares, liquidating
    preference of $2.50 per share, sold
    during January 1992 to May 1993                      346,000           3,460           -        -         861,540
   Series D Convertible Preferred,
    authorized 1,209,731 shares,
    liquidating preference of $2.75 per
    share, less offering expenses of
    $7,245, sold during February and
    May 1994                                           1,074,372          10,743           -        -       2,936,534
                                                          DEFICIT
                                                        ACCUMULATED
                                                         DURING THE
                                                        DEVELOPMENT           DEFERRED
                                                           STAGE            COMPENSATION          TOTAL
                                                   ---------------------------------------------------------
Balance at December 31, 1994
  (brought forward)                                     $(4,741,795)          $(151,250)       $(4,738,045)
Previously issued redeemable convertible
  preferred stock; all shareholders agreed
  to cancel their respective redemption
  privileges during June 1995:
   Series A Convertible Preferred,
     authorized 928,571 shares, liquidat-
     ing preference of $.56 per share, sold
     during April and November 1990                               -                   -            520,000
   Series B Convertible Preferred,
    authorized 800,000 shares, liquidating
    preference of $1.00 per share, sold
    during May 1991                                               -                   -            800,000
   Series C Convertible Preferred,
    authorized 356,000 shares, liquidating
    preference of $2.50 per share, sold
    during January 1992 to May 1993                               -                   -            865,000
   Series D Convertible Preferred,
    authorized 1,209,731 shares,
    liquidating preference of $2.75 per
    share, less offering expenses of
    $7,245, sold during February and
    May 1994                                                      -                   -          2,947,277

                              Integ Incorporated
                         (A Development Stage Company)

     Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                                                                      ADDITIONAL
                                                     CONVERTIBLE PREFERRED        COMMON STOCK         PAID-IN
                                                  -------------------------------------------------
                                                     SHARES         AMOUNT      SHARES    AMOUNT       CAPITAL
                                                  -----------------------------------------------------------------
   Series E Convertible Preferred Class 1,
    authorized 5,879,655, liquidating
    preference of $4.00 per share, less
    offering expenses of $1,861,168, sold
    during June 1995                               5,604,655        $56,047          -    $     -      $20,501,405
Value of warrants to purchase Preferred
 Stock issued in connection with bridge
 loan financing                                            -              -          -          -          179,800
Value of stock options to purchase Common
 Stock issued for consulting services                      -              -          -          -           24,000
Value of options and warrants to purchase
 Common Stock issued in connection with
 guarantee of leases                                       -              -          -          -          104,841
Value related to the extension of the
 exercise period of certain stock options
 previously granted to individuals                         -              -          -          -            6,750
Deferred compensation related to stock
 options                                                   -              -          -          -          960,208
Amortization of deferred compensation                      -              -          -          -                -
Net loss for the year                                      -              -          -          -                -
                                                  -----------------------------------------------------------------
Balance at December 31, 1995
 (carried forward)                                 8,753,598         87,536    433,333      4,333       27,028,459
                                                                        DEFICIT
                                                                      ACCUMULATED
                                                                       DURING THE
                                                                      DEVELOPMENT           DEFERRED
                                                                         STAGE            COMPENSATION          TOTAL
                                                  ------------------------------------------------------------------------
   Series E Convertible Preferred Class 1,
    authorized 5,879,655, liquidating
    preference of $4.00 per share, less
    offering expenses of $1,861,168, sold
    during June 1995                                              $           -           $         -        $20,557,452
Value of warrants to purchase Preferred
 Stock issued in connection with bridge
 loan financing                                                               -                     -            179,800
Value of stock options to purchase Common
 Stock issued for consulting services                                         -                     -             24,000
Value of options and warrants to purchase
 Common Stock issued in connection with
 guarantee of leases                                                          -                     -            104,841
Value related to the extension of the
 exercise period of certain stock options
 previously granted to individuals                                            -                     -              6,750
Deferred compensation related to stock
 options                                                                      -              (960,208)                 -
Amortization of deferred compensation                                         -               187,106            187,106
Net loss for the year                                                (5,048,730)                    -         (5,048,730)
                                                  ------------------------------------------------------------------------
Balance at December 31, 1995
 (carried forward)                                                   (9,790,525)             (924,352)        16,405,451

                              Integ Incorporated
                         (A Development Stage Company)

     Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                                                                        ADDITIONAL
                                                     CONVERTIBLE PREFERRED          COMMON STOCK         PAID-IN
                                                  ---------------------------------------------------
                                                     SHARES         AMOUNT        SHARES    AMOUNT       CAPITAL
                                                  -------------------------------------------------------------------
Balance at December 31, 1995
  (brought forward)                                8,753,598      $ 87,536       433,333    $ 4,333     $27,028,459
Value of warrants to purchase Common
  Stock issued in connection with
  equipment loan agreement                                 -             -             -          -         874,416
Shares issued in connection with initial
  public offering less offering expenses of
  $2,375,706                                               -             -     3,000,000     30,000      26,094,294
Conversion of preferred stock                     (8,753,598)      (87,536)    5,835,705     58,357          29,179
Shares issued pursuant to of stock options
  exercise                                                 -             -         6,666         67           7,056
Deferred compensation related to stock
  options                                                  -             -             -          -          56,329
Value of options granted to purchase
  Common Stock issued for consulting
  services                                                 -             -             -          -         179,600
Amortization of deferred compensation                      -             -             -          -               -
Net loss for the year                                      -             -             -          -               -
                                                  -------------------------------------------------------------------
Balance at December 31, 1996                               -      $      -     9,275,704    $92,757     $54,269,333
                                                  ===================================================================
                                                                        DEFICIT
                                                                      ACCUMULATED
                                                                       DURING THE
                                                                      DEVELOPMENT           DEFERRED
                                                                         STAGE            COMPENSATION          TOTAL
                                                  ------------------------------------------------------------------------
Balance at December 31, 1995
  (brought forward)                                                 $ (9,790,525)         $ (924,352)       $ 16,405,451
Value of warrants to purchase Common
  Stock issued in connection with
  equipment loan agreement                                                     -                   -             874,416
Shares issued in connection with initial
  public offering less offering expenses of
  $2,375,706                                                                   -                   -          26,124,294
Conversion of preferred stock                                                  -                   -                   -
Shares issued pursuant to of stock options
  exercise                                                                     -                   -               7,123
Deferred compensation related to stock
  options                                                                      -             (56,329)                  -
Value of options granted to purchase
  Common Stock issued for consulting
  services                                                                     -            (179,600)                  -
Amortization of deferred compensation                                          -             515,939             515,939
Net loss for the year                                                 (9,083,432)                  -          (9,083,432)
                                                  --------------------------------------------------------------------------
Balance at December 31, 1996                                        $(18,873,957)          $(644,342)      $  34,843,791
                                                  ==========================================================================

See accompanying notes.

                              Integ Incorporated
                         (A Development Stage Company)

                           Statements of Cash Flows

                                                                                                             PERIOD FROM
                                                                                                            APRIL 3, 1990
                                                                                                            (INCEPTION) TO
                                                                        YEAR ENDED DECEMBER 31               DECEMBER 31,
                                                              -------------------------------------------
                                                                    1996           1995          1994             1996
                                                              --------------------------------------------   --------------
OPERATING ACTIVITIES:
 Net loss                                                       $(9,083,432)   $(5,048,730)  $(2,492,220)     $(18,873,957)
 Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation                                                    543,717        203,184        44,123           855,868
    Deferred compensation amortization                              515,939        187,106             -           703,045
    Amortization of loan commitment fee                             172,611              -             -           172,611
    Loss on sale of equipment and deposit
      write-off                                                      68,209              -             -            68,209
    Value of options and warrants related
      to debt financing, lease guarantee,
      extension of options and consulting
      services                                                            -        231,481             -           231,481
    Changes in operating assets and
      liabilities:
        Receivables                                                (126,072)         8,648       (17,321)         (167,065)
        Prepaid expenses and other assets                           (67,361)      (109,757)      (11,588)         (199,473)
        Accounts payable and accrued
          expenses                                                  860,535        156,097       212,862         1,236,348
                                                              --------------------------------------------   --------------
Net cash used in operating activities                            (7,115,854)    (4,371,971)   (2,264,144)      (15,972,933)
                                                              --------------------------------------------   --------------
INVESTING ACTIVITIES:
 Purchase of furniture and equipment                               (743,499)      (884,931)      (33,710)       (1,686,198)
 Proceeds from sale of furniture and
  equipment                                                          18,500              -        24,579            43,079
                                                              --------------------------------------------   --------------
 Net cash used in investing activities                             (724,999)      (884,931)       (9,131)       (1,643,119)
                                                              --------------------------------------------   --------------
FINANCING ACTIVITIES:
 Proceeds from sale of Convertible
  Preferred Stock                                                         -     17,657,452     2,947,280        22,789,732
 Proceeds from bridge loan debt                                           -      2,900,000             -         2,900,000
 Payments on long-term debt and capital
  lease obligations                                                (228,905)       (38,370)      (48,568)         (383,050)
 Proceeds from sale of Common Stock                              26,131,417              -             -        26,135,167
 Payments on borrowings from investor                                     -              -      (200,000)                -
                                                              --------------------------------------------   --------------
 Net cash provided by financing activities                       25,902,512     20,519,082     2,698,712        51,441,849
                                                              --------------------------------------------   --------------

 Increase in cash and cash equivalents                           18,061,659     15,262,180       425,437        33,825,797
 Cash and cash equivalents at beginning of
  period                                                         15,764,138        501,958        76,521                 -
                                                              --------------------------------------------   --------------
 Cash and cash equivalents at end of
  period                                                        $33,825,797    $15,764,138   $   501,958      $ 33,825,797
                                                              ============================================   ==============

                              Integ Incorporated
                         (A Development Stage Company)

                     Statements of Cash Flows (continued)



                                                                                                            PERIOD FROM
                                                                                                           APRIL 3, 1990
                                                                                                           (INCEPTION) TO
                                                               YEAR ENDED DECEMBER 31                      DECEMBER 31,
                                                        -----------------------------------------
                                                                1996          1995         1994                 1996
                                                        -----------------------------------------           ------------
                                                                                                            (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fixed assets capitalized under capital lease and loan
 agreements                                                  $1,352,274      $   130,260   $632,792         $ 2,115,326


The Company converted $2,900,000 of debt into
Series E Convertible Preferred Stock.                                 -      $ 2,900,000          -         $ 2,900,000

See accompanying notes.

                              Integ Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                               December 31, 1996



1.   DESCRIPTION OF BUSINESS

Integ Incorporated was formed in April 1990 and is a development stage company engaged in the development of a hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger stick" technology. Utilizing the Company's proprietary interstitial fluid sampling technology, the Lifeguide System will allow people with diabetes to frequently monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1995 and 1996, the Company's investment in government securities approximated market value, with no resulting unrealized gains and losses recognized. The cash equivalents are considered available-for-sale.

FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at cost and depreciated primarily on a straight-line basis over estimated useful lives of three to five years.

INCOME TAXES

The Company accounts for income taxes under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION PLANS

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). The Company adopted the disclosure only provisions of Statement 123. Accordingly, the Company has made pro forma disclosures of what net loss and loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), shares convertible into common stock issued by the Company at prices less than the initial offering price during the 12 months immediately preceding the initial public offering, plus stock options and warrants granted at exercise prices less than the initial public offering price during the same period, have been included in the determination of shares used in calculating the net loss per share, using the treasury stock method, as if they were outstanding for all periods presented prior to the initial public offering.

Fully diluted net loss per share computed in accordance with Accounting Principles Board Opinion No. 15 and SAB No. 83, gives effect to the conversion of all series of convertible preferred stock into common stock for the years ended December 31, 1994, 1995 and 1996, as if conversion had occurred as of the beginning of the earliest period presented.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AUTOMATIC CONVERSION OF PREFERRED STOCK

Upon the closing of the initial public offering on July 1, 1996, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 5,835,705 shares of common stock.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   LONG-TERM DEBT AND LEASES

The Company leases its office facility and certain office equipment under operating leases. Rent expense of $96,403, $251,724 and $369,880 was recorded for noncancelable operating leases and sub-leases for the years ended
December 31, 1994, 1995 and 1996, respectively. Future minimum lease commitments for operating leases with remaining terms in excess of one year, excluding executory costs such as real estate taxes, insurance and maintenance expense, are payable as follows:

     Year ending December 31:
          1997                        $  396,000
          1998                           396,500
          1999                           401,800
          2000                           298,500
                                    =============
                                      $1,492,800
                                    =============

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


3.   LONG-TERM DEBT AND LEASES (CONTINUED)

The Company leases certain furniture and laboratory and office equipment under other leases which are accounted for as capital leases for financial statement purposes. The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

                                                   DECEMBER 31
                                            -----------------------
                                                 1996        1995
                                            -----------------------
   Cost                                       $ 686,449   $ 839,155
   Less accumulated amortization               (323,393)   (221,545)
                                            -----------------------
                                              $ 363,056   $ 617,610
                                            =======================

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expires December 31, 1998. The Company borrowed $1,352,274 in 1996 under this agreement.

Future minimum lease payments under capital leases and principal maturities of long-term debt consisted of approximately the following:

                                                                 1996
                                               -------------------------------------
                                                  CAPITAL     LONG-TERM
                                                   LEASES       DEBT         TOTAL
                                               -------------------------------------
Year ending December 31:
  1997                                           $ 175,930   $  197,110   $  373,040
  1998                                             175,049      292,023      467,072
  1999                                             149,840      367,414      517,254
  2000                                              11,981      332,052      344,033
                                               -------------------------------------
Total minimum payments                             512,800    1,188,599    1,701,399
Less amount representing interest                  (65,638)           -      (65,638)
                                               -------------------------------------
Present value of net minimum payments              447,162    1,188,599    1,635,761
Less current portion                              (140,167)    (197,110)    (337,277)
                                               -------------------------------------
Long-term obligations, net of current portion    $ 306,995   $  991,489   $1,298,484
                                               =====================================

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


4.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK

During June 1995, all holders of Series A, B, C and D Convertible Preferred Stock agreed to cancel the redemption privileges.

Series A, B, C, D and E Convertible Preferred Shares were automatically converted three shares of preferred into two shares of common stock upon the closing of the public offering of the Company's securities on July 1, 1996.

During June 1995, the Company received net proceeds of $20,557,452 from the sale of 5,604,655 shares of its Series E Convertible Preferred Stock, Class 1. During January 1995, in anticipation of this pending offering, the Company received proceeds of $2,900,000 and issued one-year, 8.5% promissory notes under a bridge loan arrangement with certain investors, including $1,500,000 received from Medical Innovation Fund II (MIF II) and $500,000 received from Artesian Management, Inc. (Artesian), both significant shareholders of the Company. Upon consummation of the offering during June 1995, these promissory notes and all accrued interest thereon totaling $2,987,620 were automatically converted into 746,905 shares of Series E Convertible Preferred Stock, Class 1, at $4.00 per share. In connection with such bridge financing, investors received warrants for the purchase of 429,630 shares of Series E Convertible Preferred Stock, Class 2, at $3.375 per share (convertible into 286,420 shares of Common Stock at $5.06 per share), including warrants for 222,222 shares issued to MIF II and warrants for 74,074 shares issued to Artesian. The liquidating preference of the Series E Convertible Preferred Stock, Class 2, is $3.375 per share. The Company has included $179,800 as additional interest expense during the year ended December 31, 1995 which represents the value of the warrants issued in connection with the bridge loan (see Note 6).

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


5.   UNDESIGNATED CAPITAL STOCK AUTHORIZATION AND STOCK SPLIT

STOCK AUTHORIZATION AND STOCK SPLIT

On April 24, 1996, the Board of Directors approved a reverse stock split of 2-for-3 for the Company's common stock. Accordingly, all share, per share, weighted average share, and stock option information has been restated to reflect the split. The reverse stock split impacted the conversion prices of the preferred stock and the numbers of shares of common stock into which the preferred stock will convert but had no effect upon the numbers of preferred stock warrants and shares of preferred stock issued and outstanding. Accordingly, all preferred stock and preferred stock price amounts have not been adjusted for the reverse stock split. In addition, the Board of Directors approved an increase in the authorized shares of capital stock to 25,000,000, including 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

6.   STOCK OPTIONS AND WARRANTS

STOCK OPTIONS AND RESTRICTED STOCK GRANT

The Company has 1990, 1991 and 1994 stock option plans which provide for the issuance of incentive and nonqualified stock options and restricted stock grants to employees and consultants. Under the plans, the exercise price of options granted is determined by the Company's Board of Directors, but incentive stock options must be granted at exercise prices equal to the fair market value of the Company's stock as of the grant date. A total of 2,213,333 shares of the Company's common stock have been reserved for issuance under all three plans as of December 31, 1996. During April 1996 the Board of Directors approved an increase in the number of shares authorized for issuance under the 1994 plan by 1,000,000 shares and adopted the 1996 Directors' Stock Option Plan for which 300,000 shares are reserved.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

Options outstanding were granted as follows:

                                                                                                               WEIGHTED
                                                        SHARES             PLAN             NON-PLAN       AVERAGE EXERCISE
                                                       AVAILABLE          OPTIONS            OPTIONS            PRICE
                                                       FOR GRANT        OUTSTANDING        OUTSTANDING        PER SHARE
                                                   ----------------------------------------------------------------------
Balance at December 31, 1993                               (3,994)         183,994            42,993           $1.11
  Shares reserved                                         333,333                -                 -               -
  Granted at market price                                (616,641)         616,641                 -             .98
  Restricted stock grant                                 (183,333)               -                 -             .83
  Canceled                                                501,652         (501,652)                -            1.15
                                                   ----------------------------------------------------
Balance at December 31, 1994                               31,017          298,983            42,993             .83
  Shares reserved                                         400,000                -                 -               -
  Granted at market price                                 (80,663)          80,663                 -             .83
  Granted below market price                             (351,963)         351,963                 -            1.14
  Canceled                                                 84,657          (84,657)                -             .83
                                                   -----------------------------------------------------
Balance at December 31, 1995                               83,048          646,952            42,993             .98
  Shares reserved                                       1,300,000                -                 -               -
  Granted at market price                                (452,745)         452,745                 -            9.63
  Granted below market price                              (81,747)          81,747                 -            8.81
  Exercised                                                     -           (6,666)                -            1.07
  Canceled                                                 15,000          (15,000)                -            9.88
                                                   -----------------------------------------------------
Balance at December 31, 1996                              863,556        1,159,778            42,993           $4.66
                                                   =====================================================

The following table summarizes information about the stock options outstanding at December 31, 1996:

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        ---------------------------------------------    ------------------------------
                                         WEIGHTED
                                         AVERAGE
                                        REMAINING       WEIGHTED                          WEIGHTED
RANGE OF EXERCISE        NUMBER        CONTRACTUAL      AVERAGE            NUMBER         AVERAGE
    PRICES             OUTSTANDING        LIFE       EXERCISE PRICE      EXERCISABLE   EXERCISE PRICE
-------------------------------------------------------------------------------------------------------
$  .83 -   $1.20         695,026        7.58 years       $  .99             400,795         $ .90
  8.63 -   12.25         507,745        9.50 years         9.69              80,941          9.70
                      -----------                                        -----------
$   .83 - $12.25       1,202,771        8.39 years       $ 4.66             481,736         $2.38
                      ===========                                        ===========

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

During 1991 and 1993, the Company granted options outside the plans to purchase 42,993 shares of the Company's common stock at $.83 per share to Medical Innovation Fund ("MIF"), a significant shareholder of the Company (see Note 8).

Options outstanding expire at various dates during the period from October 2000 through December 2006. Exercise prices for options outstanding as of December 31, 1996 ranged from $.83 to $12.25 per share. The number of options exercisable as of December 31, 1994, 1995 and 1996 were 235,484, 295,427 and 481,736, respectively, at weighted average prices of $.84, $.94 and $2.38 per share, respectively.

The weighted-average grant date fair value of options granted at market prices during the years ended December 31, 1995 and 1996 was $.62 and $7.18 per share, respectively. The weighted-average grant date fair value of options granted below market prices during the years ended December 31, 1995 and 1996 was $4.01 and $6.93 per share, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk free interest rates of 6.37% and 6.59%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of 56.2% and a weighted-average life of the option of 10 years.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  1996           1995
                                             ------------------------------
Pro forma net loss                             $(9,662,422)    $(5,085,863)
Pro forma net loss per common share            $     (1.82)    $     (2.44)

The pro forma effect on net loss for 1995 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

DEFERRED COMPENSATION

During August 1994, the Company issued a restricted stock grant under the Company's stock option plans to its President and Chief Executive Officer for 183,333 shares of common stock at a fair market value determined to be $.83 per share in exchange for two promissory notes. The Company recognized $151,250 as deferred compensation and is amortizing this amount ratably over the restriction period of three years and, during the year ended December 31, 1995 and 1996, $109,937 and $38,863 was expensed, respectively. In addition to the shares being held by the Company until the restriction lapse occurs, the President and Chief Executive Officer signed two notes in the amount of the fair market value of the stock grant. For income tax purposes, one note is forgiven

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

20% per year and the Company will also award this individual an additional bonus adequate to cover related income taxes due on the note forgiveness.

During 1995 and 1996 options were granted to purchase a total of 433,710 shares of the Company's common stock at exercise prices below the current market price. The Company recognized $960,208 and $56,329 during the years ended 1995 and 1996, respectively, as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation is amortized ratably over the vesting period of the options. For the years ended 1995 and 1996, $77,169 and $411,797, respectively, was expensed.

During 1996, the Company granted 30,000 options to certain advisors of the Company. In accordance with FASB 123, the Company recognized $179,600 as deferred compensation. The deferred compensation is amortized ratably over the vesting period of the options. In 1996, $65,279 was charged to expense.

The remaining unamortized deferred compensation is expected to be charged to operations as follows:

  1997                                              $292,034
  1998                                               130,387
  1999                                                70,746
  2000                                                25,955
  2001                                                25,832
  Thereafter                                          96,938
                                                  ----------
                                                    $641,892
                                                  ==========

WARRANTS

In connection with the sale of Series C Convertible Preferred Stock during 1992 and 1993, the Company issued warrants to the holders for the purchase of 46,665 shares (including warrants for 13,333 shares issued to MIF (see Note 8), and warrants for 17,778 shares issued to Artesian Capital Limited Partnership) of its common stock

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


6.   STOCK OPTIONS AND WARRANTS (CONTINUED)

exercisable immediately at a price of $3.75 per share. These warrants expire at various dates during the period from November 1997 through May 1998. During May 1994 the Company issued warrants which expire during May 1999 to a consultant/stockholder for the purchase of 6,666 shares of common stock exercisable immediately at a price of $4.13 per share. The value of these warrants was determined to be $24,000, based on the value of the services received and was expensed. In addition, during March and December of 1994 and June 1995 the Company issued warrants for the purchase of 159,042 shares of Series D Convertible Preferred Stock (convertible into 106,027 shares of common stock at $4.13 per share) to MIF II, exercisable immediately at $2.75 per share (see Note 8). Warrants for the purchase of 27,273 shares expire during February 1999, warrants for the purchase of 108,085 shares expire during December 2004, and warrants for the purchase of 23,684 shares expire during June 2005.

In connection with the bridge loan arrangement during January 1995 discussed in
Note 4, the Company issued warrants to investors for the purchase of 429,630 shares of Series E Convertible Preferred Stock, Class 2, at $3.375 per share (convertible into 286,420 shares of common stock at $5.06 per share). These warrants expire during January 2005. The value of these warrants was determined to be $179,800 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the notes and was expensed as additional interest expense during 1995.

In consideration of the equipment loan agreement discussed in Note 3, the Company has agreed to issue warrants for the purchase of common stock equal to 8.8% of the total dollar value of the credit line available under the agreement. Warrants are to be issued as the line is funded, or at the expiration date of the line in December 1998 for any unfunded portion of the credit line. The value of these warrants was determined to be $874,416 and will be expensed over the term of the loan agreement. Each warrant is exercisable initially at $6.00 per share or, subsequent to any equity financing, at 80% of the per share price of each subsequent financing, if such occurs. Warrants for the purchase of 18,518 shares of common stock were issued in 1996. These warrants expire in December 2003.

None of the warrants discussed above have been exercised.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


7.   INCOME TAXES

The Company has incurred net operating losses since inception. As of December 31, 1996, the Company had net operating loss (NOL) and research and development tax credit carryforwards of approximately $7,300,000 and $450,000, respectively, available to offset its future income tax liability. The NOL and tax credit carryforwards begin to expire in the year 2005. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited, if significant ownership changes have occurred.

Components of deferred tax assets at December 31 are as follows:

                                                        DECEMBER 31
                                               ---------------------------
                                                    1996          1995
                                               ---------------------------

   Net operating loss and credit carryforward    $ 3,167,000   $ 2,011,000
   Start-up costs                                  4,129,000             -
   Valuation allowance                            (7,296,000)   (2,011,000)
                                               ---------------------------
   Net deferred tax assets                       $         -   $         -
                                               ===========================

8.   RELATED PARTY TRANSACTIONS

Laboratory and office furniture and equipment used by the Company with an original cost of approximately $801,000 as of December 31, 1995 and 1996 are leased under sublease arrangements with FIM, Inc. and FIM II, Inc., both entities related to the Company through MIF and MIF II, which are significant shareholders of the Company. These leases are accounted for as capital leases for financial statement purposes. In addition, MIF and MIF II have guaranteed future lease payments, of which approximately $446,291 is payable as of December 31, 1996. In consideration of such guarantee by MIF, the Company issued nonqualified options to MIF for the purchase of 42,993 shares of common stock exercisable immediately at a price of $.83 per share. Options for 30,523 shares expire during May 2001 and options for 12,470 shares expire during

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


8.   RELATED PARTY TRANSACTIONS (CONTINUED)

April 2003. The value of these options was determined to be $20,878 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the lease. Approximately $6,600 and $633 was charged to interest expense during the years ended December 31, 1995 and 1996, respectively, and the remainder will be amortized over the term of the lease. In consideration of such guarantee by MIF II, the Company issued warrants to MIF II for the purchase of 131,769 shares of Series D Convertible Preferred Stock exercisable immediately at a price of $2.75 per share. These warrants expire during the period from December 1999 through June 2005. The value of these warrants was determined to be $83,962 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the lease. Approximately $14,350 and $22,688 was charged to interest expense during the year ended December 31, 1995 and 1996, respectively, and the remainder will be amortized over the term of the lease.

In connection with the sale of 60,000 shares of the Company's Series C Convertible Preferred Stock to MIF during November 1992, the Company issued warrants to MIF for the purchase of 13,333 shares of its common stock exercisable immediately at a price of $3.75 per share. These warrants expire during November 1997.

In consideration of a bridge loan arrangement during 1993, the Company issued to MIF II warrants for the purchase of 27,273 shares of Series D Convertible Preferred Stock exercisable immediately at a price of $2.75 per share. These warrants expire during February 1999.

In consideration of the bridge loan arrangement during January 1995 discussed in
Note 6, the Company issued to MIF II warrants for the purchase of 222,222 shares of Series E Convertible Preferred Stock, Class 2, exercisable immediately at a price of $3.375 per share. The value of these warrants was determined to be $93,000 of the $179,800 total discussed in Note 6. These warrants expire during January 2005.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


8.   RELATED PARTY TRANSACTIONS (CONTINUED)

From inception through December 31, 1995, the Company made payments under consulting agreements with two directors, one of which is a limited partner of MIF's general partner, and one shareholder. In 1995, the total expense under these agreements was $129,000. In 1996, the Company made payments under a consulting agreement with a director who is a limited partner of MIF's general partner totaling $81,000.

                              Integ Incorporated

                               Index of Exhibits
                               -----------------

                          Annual Report on Form 10-K
                     For the Year Ended December 31, 1996

Exhibit                                                               Page
Number                     Description                                Number
-------                    -----------                                ------
11       Statement Re: Computation of Per Share Net Loss

23.1     Consent of Ernst & Young LLP

24       Powers of Attorney

27       Financial Data Schedule

99.1     Cautionary Statement for Purposes of the "Safe Harbor"
         Provisions of the Private Securities Litigation Reform Act of 1995