Form 10-K405/A
period 1996-12-31
INTEG INCORP
filed 1997-04-14
CIK 920645

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996


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

     Documents Incorporated by Reference:  Part III of this Form 10-K/A
     -----------------------------------
incorporates by reference information from the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of December 31, 1996.

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K/A and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System; history of operating losses and expectation of future losses; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances; heightened competition; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; and risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Annual Report on Form 10-K/A.

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

                    SELECTED STATEMENTS OF OPERATIONS DATA
                     (in thousands, except per share data)

                                                                                       Period from
                                                                                      April 3, 1990
                                                                                      (Inception) to
                                           Year Ended December 31,                      December 31,
                           -----------------------------------------------------
                           1996         1995        1994        1993        1992          1996
                           ----         ----        ----        ----        ----      --------------
Operating Loss          ($ 9,920)     ($5,281)    ($2,522)    ($ 679)     ($ 657)        ($19,991)
Net Loss                ($ 9,083)     ($5,049)    ($2,492)    ($ 683)     ($ 654)        ($18,874)
Net loss per share:
   Primary              ($  1.71)     ($ 2.42)    ($ 1.26)    ($0.36)     ($0.34)        ($  7.89)
   Fully-diluted        ($  1.11)     ($ 0.81)    ($ 0.63)    ($0.21)     ($0.21)        ($  4.23)
Weighted average
  number of common
 shares outstanding:
   Primary                 5,302        2,083       1,973      1,900       1,900            2,393
   Fully-diluted           8,196        6,270       3,961      3,269       3,147            4,457

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

          The Company believes that its current cash balances, when combined with the $11 million unused portion of its line of credit facility, will be sufficient to fund its operations until the second quarter of 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's LifeGuide System gains market acceptance, the timing if regulatory actions regarding the LifeGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See Exhibit 99.1 to this Form 10-K/A for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

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

Date:  April 14, 1997                      INTEG INCORPORATED


                                        By: /s/  Frank A. Solomon
                                           ---------------------------
                                           Frank A. Solomon
                                           President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 1997.

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
                                                                   )       Frank A. Solmon
                                                                   )       Attorney-in-Fact
Mark B. Knudson, Ph.D*                     Chairman of the Board   )
                                                                   )  Date:  April 14, 1997
Frank B. Bennett*                          Director                )
                                                                   )
Terrance G. McGuire*                       Director                )
                                                                   )
Robert R. Momsen*                          Director                )
                                                                   )
Robert S. Nickoloff*                       Director                )
                                                                   )
Walter L. Sembrowich, Ph.D*                Director                )
                                                                   )
Winston R. Wallin*                         Director                )

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

                              Integ Incorporated
                         (A Development Stage Company)

                           Statements of Operations

                                                                                                  PERIOD FROM
                                                                                                 APRIL 3, 1990
                                                                                                 (INCEPTION) TO
                                                             YEAR ENDED DECEMBER 31               DECEMBER 31,
                                                  ------------------------------------------
                                                       1996          1995          1994              1996
                                                  ------------------------------------------   ----------------
Operating expenses:
 Research and development                           $ 4,191,547   $ 2,462,868   $ 1,568,220       $  9,626,514
 General and administrative                           2,784,769     1,417,365       792,017          5,858,395
 Clinical and regulatory                                648,678       297,580        52,083            998,341
 Manufacturing development                            1,377,121       718,316        55,430          2,150,867
 Sales and marketing                                    917,840       384,722        54,409          1,356,971
                                                  ------------------------------------------   ----------------
                                                      9,919,955     5,280,851     2,522,159         19,991,088
                                                  ------------------------------------------   ----------------

Operating loss                                       (9,919,955)   (5,280,851)   (2,522,159)       (19,991,088)

Other income (expense):
 Interest income                                      1,306,460       580,840        45,112          1,974,688
 Interest expense                                      (226,959)     (348,719)      (15,173)          (614,579)
 Other                                                 (242,978)            -             -           (242,978)
                                                  ------------------------------------------   ----------------
                                                        836,523       232,121        29,939          1,117,131
                                                  ------------------------------------------   ----------------
Net loss for the period and deficit
  accumulated during development stage              $(9,083,432)  $(5,048,730)  $(2,492,220)      $(18,873,957)
                                                  ==========================================   ================

Net loss per share
    Primary                                              $(1.71)       $(2.42)       $(1.26)            $(7.89)
    Fully diluted                                        $(1.11)        $(.81)        $(.63)            $(4.23)
                                                  ==========================================   ================

Weighted average number of common
 shares outstanding
    Primary                                           5,301,772     2,083,441     1,972,939          2,392,837
    Fully diluted                                     8,195,642     6,269,776     3,960,778          4,456,856
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

                         Annual Report on Form 10-K/A
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