Form 10-Q
period 1997-03-31
INTEG INCORP
filed 1997-05-14
CIK 920645

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MARCH 31, 1997
     --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________________ TO_________________


                       COMMISSION FILE NUMBER:  0-28420
                                                ---------


                              Integ Incorporated
                              ------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Minnesota                                    41-1670176
     -------------------------                 ---------------------------------
     (State of Incorporation)                   (I.R.S. Employer Identification
                                                             No.)

         2800 Patton Road, St. Paul, MN                     55113
     ----------------------------------------            ------------
     (Address of principal executive offices)             (Zip Code)


                       Telephone Number:  (612) 639-8816
                       ---------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes   X      No ______
                                                  -----

As of May 5, 1997, the registrant had 9,285,704 shares of $.01 par value common stock issued and outstanding.

================================================================================

                              INTEG INCORPORATED

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----

 Item 1.    Financial Statements


            Balance Sheets as of March 31, 1997 and December 31, 1996       3

            Statements of Operations for the three months ended
            March 31, 1997 and 1996 and for the period from
            April 3, 1990 (inception) through March 31, 1997                4

            Statements of Cash Flows for the three months ended
            March 31, 1997 and 1996 and for the period from
            April 3, 1990 (inception) through March 31, 1997                5

            Notes to Financial Statements                                   6

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7

PART II.    OTHER INFORMATION                                              10

 Item 1-5.  None

 Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES                                                                 11

                              INTEG INCORPORATED
                         (A Development Stage Company)
                                BALANCE SHEETS


                                                   MARCH 31      December 31
                                                     1997           1996
                                                -------------   -------------
                                                  (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                     $ 31,844,265   $ 33,825,797
   Receivables                                         77,042        167,065
   Prepaid expenses                                   100,673        157,933
                                                -------------   ------------
      Total current assets                         32,021,980     34,150,795
                                                -------------   ------------

Furniture and equipment                             4,948,891      3,701,648
Less accumulated depreciation                        (976,422)      (821,476)
                                                -------------   ------------
                                                    3,972,469      2,880,172

Other assets                                          529,196        684,933
                                                -------------   ------------

TOTAL ASSETS                                     $ 36,523,645   $ 37,715,900
                                                =============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses         $    872,871   $  1,236,348
   Current portion of long-term debt and
      capital lease obligations                       530,606        337,277
                                                -------------   ------------
         Total current liabilities                  1,403,477      1,573,625
                                                -------------   ------------

Long-term debt and capital lease
 obligations,
   less current portion                             2,655,737      1,298,484

Shareholders' equity:
   Common stock                                        92,857         92,757
   Additional paid-in capital                      54,277,483     54,269,333
   Deficit accumulated during the
    development stage                             (21,335,494)   (18,873,957)
                                                -------------   ------------
                                                   33,034,846     35,488,133
   Deferred compensation                             (570,415)      (644,342)
                                                -------------   ------------
Total shareholders' equity                         32,464,431     34,843,791
                                                -------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 36,523,645   $ 37,715,900
                                                =============   ============

                              INTEG INCORPORATED
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                               Period from
                                                                                                              April 3, 1990
                                                                                     Three Months Ended      (Inception) to
                                                                                          March 31              March 31
                                                                               ---------------------------
                                                                                     1997          1996           1997
                                                                               -------------   -----------   ---------------
OPERATING EXPENSES:
     Research and development                                                    $ 1,141,703   $   901,331     $ 11,740,632
     General and administrative                                                      531,788       294,237        4,850,358
     Clinical and regulatory                                                         270,826       145,988        1,452,982
     Manufacturing development                                                       553,238       351,482        3,037,203
     Sales and marketing                                                             223,518       197,475        1,630,986
                                                                               --------------  ------------  ---------------

OPERATING LOSS                                                                    (2,721,073)   (1,890,513)     (22,712,161)
                                                                               --------------  ------------  --------------

OTHER INCOME (EXPENSE):
     Interest income                                                                 422,994       181,849        2,397,682
     Interest expense                                                               (163,458)      (22,206)        (778,037)
     Other                                                                                 -             -         (242,978)
                                                                               --------------  ------------  --------------
                                                                                     259,536       159,643        1,376,667
                                                                               --------------  ------------  --------------
NET LOSS FOR THE PERIOD AND DEFICIT ACCUMULATED
DURING THE DEVELOPMENT STAGE                                                     $(2,461,537)  $(1,730,870)    $(21,335,494)
                                                                               --------------  ------------  --------------

NET LOSS PER SHARE:
     Primary                                                                          ($0.27)       ($0.83)          ($7.96)
     Fully-diluted*                                                                   ($0.27)       ($0.22)          ($4.50)
                                                                               --------------  ------------  --------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     Primary                                                                       9,274,889     2,083,441        2,680,734
     Fully-diluted*                                                                9,274,889     7,919,144        4,744,753
                                                                               --------------  ------------  --------------

* Assumes conversion of all previously outstanding convertible preferred stock into common stock during each reporting period prior to July 1, 1996, the closing date of the company's initial public offering, at which time all convertible preferred stock was automatically converted into common stock.

                              INTEG INCORPORTAED
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                     Period from
                                                                                 Three Months Ended                  April 3, 1990
                                                                                      March 31                      (Inception) to
                                                                      ---------------------------------------         March 31
                                                                            1997                 1996                   1997
                                                                      ---------------       -----------------       -------------
OPERATING ACTIVITIES:
  Net loss                                                             $(2,461,537)             $(1,730,870)       $(21,335,494)
  Adjustments to reconcile net loss to cash used
  in operating activities:
    Depreciation                                                           154,946                   88,295           1,010,814
    Amortization of deferred compensation                                   73,927                   94,732             776,972
    Amortization of loan committment fee                                    77,463                        -             250,074
    Amortization of options and warrants
      related to debt financing, lease guarantee,
      extension of options and consulting services                           5,750                    6,849             260,552
    Loss on sale of equipment and deposit write-off                              -                        -              68,209
    Changes in operating assets and liabilities:
      Receivables                                                           90,023                     (787)            (77,042)
      Prepaid expenses and other assets                                     57,260                  (28,369)           (165,534)
      Accounts payable and accrued expenses                               (363,477)                (133,108)            872,871
                                                                      -------------         ---------------        ------------
          Net cash used in operating activities                         (2,365,645)              (1,703,258)        (18,338,578)
                                                                      -------------         ---------------        ------------
INVESTING ACTIVITIES:
  Purchase of furniture and equipment                                   (1,236,061)                (389,047)         (4,274,533)
  Proceeds from sale of furniture and equipment                                  -                        -              43,079
                                                                      ------------          ---------------        ------------
          Net cash used in investing activities                         (1,236,061)                (389,047)         (4,231,454
                                                                      ------------          ---------------        ------------

FINANCING ACTIVITIES:
  Proceeds from sale of Convertible Preferred Stock                              -                        -          22,789,732
  Proceeds from bridge loan debt                                                 -                        -           2,900,000
  Payments on long-term debt and capital lease obligations                (137,670)                 (37,218)           (520,720
  Proceeds from sale of Common Stock                                         8,250                        -          26,143,417
  Proceeds from Borrowings under equipment loan                          1,749,594                  926,417           3,101,868
                                                                      ------------          ---------------        ------------
          Net cash provided by financing activities                      1,620,174                  889,199          54,414,297
                                                                      ------------          ---------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,981,532)              (1,203,106)         31,844,265

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        33,825,797               15,764,138                   -
                                                                      ------------          ---------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $31,844,265          $    14,561,032        $ 31,844,265
                                                                      ------------          ---------------        ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fixed assets capitalized under capital lease agreements                $    11,182          $             -        $    774,234

The Company converted $2,900,000 of debt into Series E
  Convertible Preferred Stock                                          $         -          $             -        $  2,900,000

                              INTEG INCORPORATED
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying financial statements, which are unaudited except for the balance sheet as of December 31, 1996, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes from the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

(2)  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Pursuant to Securities and Exchange Staff Accounting Bulletin No. 83 (SAB No. 83), shares convertible into common stock issued by the Company at prices less than the initial public offering price ($9.50 per share) during the 12 months immediately preceding the initial public offering, plus stock options and warrants granted at exercise prices less than the initial public offering price during the same period, have been included in the determination of shares used in calculating the net loss per share, using the treasury stock method, as if they were outstanding for all periods presented prior to the initial public offering.

Fully-diluted net loss per share computed in accordance with Accounting Principles Board Opinion No. 15 and SAB No. 83 gives effect to the conversion of all series of convertible preferred stock into common stock during the entirety of each respective reporting period. The primary net loss per share assumes conversion of all previously outstanding convertible preferred stock as of July 1, 1996, when such automatic conversion actually took place.

(3)  EQUIPMENT LOAN AGREEMENT

In March 1996, the Company executed an equipment loan agreement which provided for borrowings of up to $5,000,000 under a line of credit. In July 1996, the lender committed to a total line of $12,500,000 to finance the purchase of furniture and equipment, including automated manufacturing equipment and tooling. The line of credit expires December 31, 1998, and $3.1 million was borrowed under the line as of March 31, 1997.

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

GENERAL

Integ, a development stage company, was incorporated on April 3, 1990 to develop the LifeGuide System, a next generation, hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger-stick" technologies. Utilizing the Company's proprietary interstitial fluid sampling technology, the LifeGuide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample.

From inception through March 31, 1997, the Company has incurred losses totaling $21.3 million, consisting of $11.7 million of research and development expenses, $4.9 million of general and administrative expenses and $4.7 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, fund raising and determination of the manufacturing processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

The Company's future success is entirely dependent upon the successful development, commercialization and market acceptance of the LifeGuide System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The Company is currently focused on the research and development activities necessary to modify the current design in order for the LifeGuide System to meet the Company's product specifications. Until such time as the commercial prototypes of the LifeGuide System meet the Company's performance specifications, the Company expects that further increases in non-research and development expenses will be minimized.

RESULTS OF OPERATIONS

Comparison of Three Month Ended March 31, 1997 and 1996

General: The Company's net loss increased to $2,461,537 during the three months ended March 31, 1997 from $1,730,870 during the same period in 1996. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses increased to $1,141,703 during the three months ended March 31, 1997 from $901,331 during the same period in 1996. The increase in research and development expenses was due primarily to increases in product design costs, compensation and the cost of prototype materials.

General and administrative expenses: General and administrative expenses increased to $531,788 during the three months ended March 31, 1997 from $294,237 during the same period in 1996. The increase in general and administrative expenses was due to increases in compensation and various legal, insurance and filing costs of being a publicly traded company.

Clinical and regulatory expenses: Clinical and regulatory expenses increased to $270,826 during the three months ended March 31, 1997 from $145,988 during the same period in 1996. The increase was due primarily to increases in compensation and benefit costs of additional staff that were hired to plan the clinical trials necessary to obtain the required regulatory approvals for the LifeGuide System.

Manufacturing development expenses: Manufacturing development expenses increased to $553,238 during the three months ended March 31, 1997 from $351,482 during the same period in 1996. The increase was due primarily to increases in pre-manufacturing expenses, consisting of facility costs and compensation and benefit costs of additional staff that were hired to plan and design the Company's automated manufacturing processes. Once production of the LifeGuide System commences, manufacturing related costs will be allocated to inventory and costs of goods sold.

Sales and marketing expenses: Sales and marketing expenses increased slightly to $223,518 during the three months ended March 31, 1997 from $197,475 during the same period in 1996.

Interest Income: Interest income increased to $422,994 during the three months ended March 31, 1997 from $181,849 during the same period in 1996. The increase was due primarily to higher average balances of cash and cash equivalents in 1997 as a result of the investment of net proceeds totaling approximately $26 million received on July 1, 1996 from the Company's Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million through March 31, 1997. The Company had cash and cash equivalents of approximately $32 million as of March 31, 1997.

The Company believes that its current cash balances, when combined with the $9.4 million unused portion of its line of credit facility, will be sufficient to fund its operations until approximately mid-1998. The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See
Exhibit 99.1 to this Form 10-Q for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

                            II.  OTHER INFORMATION

Item 1-5. None

Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits filed herewith.

               10.1 Consulting Agreement dated March 14, 1997 between Mark B. Knudson, Ph.D. and the Company.

               11. Statement Re: Computation of Net Loss per Common and Common Equivalent Share.

               27.    Financial Data Schedule.

               99.1   Cautionary Statement

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers.




                               INTEG INCORPORATED
                                  (Registrant)



Date:  May 13, 1997            By:  /s/  John R. Brintnall
                                    ----------------------
                                    John R. Brintnall
                                    Vice President of Finance
                                    (Principal financial and accounting
                                    officer and duly authorized signatory
                                    on behalf of the Registrant)

                                 EXHIBIT INDEX

Exhibit   Description
-------   -----------

10.1 Consulting Agreement dated March 14, 1997 between Mark B. Knudson, Ph.D. and the Company.

11.       Statement Re: Computation of Net Loss per Common and Common Equivalent
          Share.

27.       Financial Data Schedule (Electronically Filed)

99.1      Cautionary Statement