Form 10-Q
period 1997-06-30
INTEG INCORP
filed 1997-08-13
CIK 920645

________________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1997
     -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO________________


                       COMMISSION FILE NUMBER:  0-28420
                                                -------


                              Integ Incorporated
                              ------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Minnesota                                       41-1670176
--------------------------                --------------------------------------
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

2800 Patton Road, St. Paul, MN                            55113
----------------------------------------               ------------
(Address of principal executive offices)                (Zip Code)

                       Telephone Number:  (612) 639-8816
                   -----------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes  X    No ___
                                                  ---

As of August 5, 1997, the registrant had 9,314,869 shares of $.01 par value common stock issued and outstanding.

________________________________________________________________________________

                              INTEG INCORPORATED

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                            Page
                                                                             ----
 Item 1.    Financial Statements


            Balance Sheets as of June 30, 1997 and December 31, 1996           3

            Statements of Operations for the three and six months
            ended June 30, 1997 and 1996 and for the period from
            April 3, 1990 (inception) through June 30, 1997                    4

            Statements of Cash Flows for the three and six months
            ended June 30, 1997 and 1996 and for the period from
            April 3, 1990 (inception) through June 30, 1997                    5

            Notes to Financial Statements                                      6

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      7

PART II.    OTHER INFORMATION                                                 10

 Item 1-3.  None

 Item 4.    Submission of Matters to a Vote of Security Holders

 Item 5.    None

 Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES                                                                    11

                              INTEG INCORPORATED

                         (A Development Stage Company)
                                BALANCE SHEETS

                                               JUNE 30       December 31
                                                1997            1996
                                            -------------   -------------
                                             (UNAUDITED)
ASSETS
------
Current assets:
   Cash and cash equivalents                 $ 27,767,449    $ 33,879,608
   Receivables                                     30,957         113,254
   Prepaid expenses                               128,468         157,933
                                            -------------   -------------
      Total current assets                     27,926,874      34,150,795
                                            -------------   -------------

Furniture and equipment                         6,719,000       3,701,648
Less accumulated depreciation                  (1,162,235)       (821,476)
                                            -------------   -------------
                                                5,556,765       2,880,172

Other assets                                      550,620         684,933
                                            -------------   -------------

TOTAL ASSETS                                 $ 34,034,259    $ 37,715,900
                                            =============   =============



LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------
Current liabilities:
   Accounts payable and accrued expenses     $    884,473    $  1,236,348
   Current portion of long-term debt and
      capital lease obligations                   657,343         337,277
                                            -------------   -------------
         Total current liabilities              1,541,816       1,573,625
                                            -------------   -------------

Long-term debt and capital lease
 obligations, less current portion              2,464,717       1,298,484


Shareholders' equity:
   Common stock                                    93,016          92,757
   Additional paid-in capital                  54,290,386      54,269,333
   Deficit accumulated during the
    development stage                         (23,859,187)    (18,873,957)
                                            -------------   -------------
                                               30,524,215      35,488,133
   Deferred compensation                         (496,489)       (644,342)
                                            -------------   -------------
Total shareholders' equity                     30,027,726      34,843,791
                                            -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $ 34,034,259    $ 37,715,900
                                            =============   =============

                              INTEG INCORPORATED
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                                                                         Period from
                                                                                                        April 3, 1990
                                             Three Months Ended             Six Months Ended            (Inception) to
                                                 June 30                        June 30                    June 30
                                        ------------------------------   ------------------------------
                                              1997            1996          1997           1996             1997
                                        ---------------  -------------  -------------   --------------  -------------

OPERATING EXPENSES:
   Research and development                $ 1,154,369    $ 1,212,760    $ 2,296,072    $ 2,114,091      $12,895,001
   Manufacturing development                   585,703        349,324      1,138,941        700,806        3,622,906
   Clinical and regulatory                     304,944        163,017        575,770        309,005        1,757,926
   General and administrative                  520,306        363,380      1,052,094        657,617        5,370,664
   Sales and marketing                         225,001        217,950        448,519        415,425        1,855,987
                                        ---------------  -------------  -------------   --------------  -------------

OPERATING LOSS                              (2,790,323)    (2,306,431)    (5,511,396)    (4,196,944)     (25,502,484)
                                        ---------------  -------------  -------------   --------------  -------------

OTHER INCOME (EXPENSE):
   Interest income                             416,099        165,903        839,093        347,752        2,813,781
   Interest expense                           (149,469)       (58,135)      (312,927)       (80,341)      (1,170,484)
                                        ---------------  -------------  -------------   --------------  -------------
                                               266,630        107,768        526,166        267,411        1,643,297
                                        ---------------  -------------  -------------   --------------  -------------

NET LOSS FOR THE PERIOD AND DEFICIT
 ACCUMULATED DURING THE DEVELOPMENT
 STAGE                                     $(2,523,693)   $(2,198,663)   $(4,985,230)   $(3,929,533)    $(23,859,187)
                                        ===============  =============  =============   ==============  =============

NET LOSS PER SHARE:
   Primary                                      ($0.27)        ($5.07)        ($0.54)        ($3.12)          ($8.20)
   Fully-diluted*                               ($0.27)        ($0.35)        ($0.54)        ($0.55)          ($5.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
   Primary                                   9,293,020        433,333      9,287,725      1,258,387        2,908,063
   Fully-diluted*                            9,293,020      6,269,038      9,287,725      7,094,092        4,687,148

Assumes conversion of all previously outstanding convertible preferred stock into common stock during each reporting period prior to July 1, 1996, the closing date of the company's initial public offering, at which time all convertible preferred stock was automatically converted into common stock.

                              INTEG INCORPORATED
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)




                                                                                                                        Period from
                                                                Three Months Ended           Six Months Ended          April 3, 1990
                                                                    June 30                      June 30              (Inception) to
                                                            --------------------------  ---------------------------       June 30
                                                               1997           1996           1997           1996           1997
                                                            --------------------------  --------------------------- ----------------
Operating activities:
  Net loss                                                  $ (2,523,693) $ (2,285,868) $ (4,985,230) $ (3,842,327)   $ (23,859,187)
  Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation                                                 185,813       102,039       340,759       190,334        1,196,627
    Deferred compensation amortization                            73,926       224,791       147,853       145,113          850,898
    Amortization of loan committment fee                             -             -          77,463           -            250,074
    Amortization of options and warrants related to debt
      financing, lease guarantee, extension of options
      and consulting services                                      5,751         8,886        11,501        15,735          266,303
    Loss on sale of equipment and deposit write-off                  -             -             -             -             68,209
    Changes in operating assets and liabilities:
      Receivables                                                 46,085       (13,960)       82,297       (14,747)         (30,957)
      Prepaid expenses and other assets                          (54,970)     (166,096)        2,290      (194,466)        (220,504)
      Accounts payable and accrued expenses                       11,602       152,998      (351,875)       19,890          884,473
                                                            --------------------------  --------------------------- ----------------
        Net cash used in operating activities                 (2,255,486)   (1,977,210)   (4,674,942)   (3,680,468)     (20,594,064)

Investing activities:
  Purchase of furniture and equipment                         (1,770,109)     (147,967)   (3,006,170)     (537,014)      (6,044,642)
  Proceeds from sale of furniture and equipment                        -             -             -             -           43,079
                                                            --------------------------  --------------------------- ----------------
        Net cash used in investing activities                 (1,770,109)     (147,967)   (3,006,170)     (537,014)      (6,001,563)

Financing activities:
  Proceeds from sale of Convertible Preferred Stock                  -             -             -             -         22,789,732
  Proceeds from bridge loan debt                                     -             -             -             -          2,900,000
  Payments on long-term debt and capital lease obligations       (64,283)      (34,419)     (201,953)      (71,638)        (585,003)
  Proceeds from sale of Common Stock                              13,062           -          21,312           -         26,156,479
  Proceeds from borrowings under equipment loan                      -             -       1,749,594       926,418        3,101,868
                                                            --------------------------  --------------------------- ----------------
        Net cash provided by financing activities                (51,221)      (34,419)    1,568,953       854,780       54,363,076
                                                            --------------------------  --------------------------- ----------------

Increase (decrease) in cash and cash equivalents              (4,076,816)   (2,159,596)   (6,112,159)   (3,362,702)      27,767,449

Cash and cash equivalents - beginning of period               31,844,265    14,561,032    33,879,608    15,764,138              -
                                                            --------------------------  --------------------------- ----------------
Cash and cash equivalents - end of period                    $27,767,449   $12,401,436   $27,767,449   $12,401,436      $27,767,449
                                                            ==========================  =========================== ================


Supplemental disclosure of cash flow information
  Fixed assets capitalized under capital lease and loan
    agreements                                               $       -   $         -     $    11,182   $       -        $   763,052

  The company converted $2,900,000 of debt into
    Series E Convertible Preferred Stock                     $       -   $         -     $       -     $       -        $ 2,900,000

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

(3) EQUIPMENT LOAN AGREEMENT

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expires December 31, 1998. This agreement was amended in August 1997 to adjust the required collateral for all future borrowings that occur prior to a public announcement that the in-house testing of the Company's LifeGuide System has resulted in performance which should allow the Company to initiate clinical trials within 90 days. The Company has borrowed a total of $3.1 million under this agreement as of June 30, 1997.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System; history of operating losses and expectation of future losses; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances; heightened competition; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; and risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Form 10-Q.

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

From inception through June 30, 1997, the Company has incurred losses totaling $23.9 million, consisting of $12.9 million of research and development expenses, $5.4 million of general and administrative expenses and $5.6 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

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


RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 1997 and 1996

General: The Company's net loss totaled $2,523,693 and $4,985,230 during the three and six months ended June 30, 1997, up from $2,198,663 and $3,929,533 during the same periods in 1996. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased 5% to $1,154,369 during the three months ended June 30, 1997 from $1,212,760 during the same period in 1996. This decrease in research and development expenses was due primarily to decreases in the usage of prototype materials and legal costs associated with patent filings. The impact of these expense decreases was partially offset by higher staffing costs, depreciation and consulting fees. For the first half of 1997, research and development expenses increased 9% to $2,296,072, up from $2,114,091 during the first half of 1996. The year-to-date increase in research and development expenses is primarily related to higher staffing costs and consulting fees, which were partially offset by lower prototype expenses.

Manufacturing development expenses: Manufacturing development expenses totaled $585,703 and $1,138,941 during the three and six month periods ended June 30, 1997, up from $349,324 and $700,806 during the same periods in 1996. These increases in manufacturing development expenses were due primarily to increases in pre-manufacturing expenses, consisting of facility costs, prototype expenses, and compensation and benefit costs of additional staff that were hired to plan and design the Company's automated manufacturing processes. Once production of the LifeGuide System commences, manufacturing related costs will be allocated to inventory and costs of goods sold.

Clinical and regulatory expenses: Clinical and regulatory expenses totaled $304,944 and $575,770 during the three and six month periods ended June 30, 1997, up from $163,017 and $309,005 during the same periods in 1996. These increases in clinical and regulatory expenses were due primarily to increases in compensation and benefit costs of additional staff that were hired to plan the clinical trials necessary to obtain the required regulatory approvals for the LifeGuide System.

General and administrative expenses: General and administrative expenses totaled $520,306 and $1,052,094 during the three and six month periods ended June 30, 1997, up from $363,380 and $657,617 during the same periods in 1996. These increases in general and administrative expenses were due to increases in compensation and various legal, insurance and filing costs of being a publicly traded company.

Sales and marketing expenses: Sales and marketing expenses increased slightly to $225,001 and $448,519 for the three and six month periods ended June 30, 1997, compared to $217,950 and $415,425 for the comparable periods in 1996.

Interest Income: Interest income increased to $416,099 and $839,093 for the three and six month periods ended June 30, 1997, compared to $165,903 and $347,752 during the comparable 1996 periods. The increase was due primarily to higher average balances of cash and cash equivalents in 1997 as a result of the investment of net proceeds totaling approximately $26 million received in July 1996 from the Company's initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million through June 30, 1997. The Company had cash and cash equivalents of approximately $28 million as of June 30, 1997.

The Company believes that its current cash balances, when combined with the $9.4 million unused portion of its line of credit facility, will be sufficient to fund its operations until sometime during the second half of 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See
Exhibit 99.1 to this Form 10-Q for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

                            II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 4, 1997, the Company held a regular meeting of its shareholders, at which the shareholders voted on the following matters:

1. To elect Mark B. Knudson, Ph.D. and Terrance G. McGuire to the Board of Directors of the Company to serve for three year terms that will expire at the Company's annual shareholder meeting in 2000. The vote on this resolution was as follows:

     Mark B. Knudson, Ph.D.: 8,105,876 For; 0 Against; 5,051 Abstain Terrance G. McGuire: 8,105,876 For; 0 Against; 5,051 Abstain

2. To approve the Integ Incorporated 1997 Employee Stock Purchase Plan. The vote on this resolution was as follows:

     8,047,929 For;  31,515 Against;  14,139 Abstain;  17,344 Broker non-vote

3. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997. The vote on this resolution was as follows:

     8,091,428 For;  11,475 Against;  8,024 Abstain;  0 Broker non-vote



Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits filed herewith.

               10.1 Amendment dated August 7, 1997 to the loan agreement between Venture Lending & Leasing, Inc. and the Company.

               11. Statement Re: Computation of Net Loss per Common and Common Equivalent Share.

               27.   Financial Data Schedule.

               99.1  Cautionary Statement

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              INTEG INCORPORATED
                                 (Registrant)



Date:  August 13, 1997           By:  /s/  John R. Brintnall
                                      ----------------------
                                John R. Brintnall
                                Vice President of Finance
                                (Principal financial and accounting officer and duly authorized signatory on behalf of the Registrant)

                                 EXHIBIT INDEX


Exhibit     Description
-------     -----------

10.1 Amendment dated August 7, 1997 to the loan agreement between Venture Lending & Leasing, Inc. and the Company.

11.         Statement Re:  Computation of Net Loss per Common and Common
            Equivalent Share.

27.         Financial Data Schedule (Electronically Filed)

99.1        Cautionary Statement