Form 10-Q
period 1997-09-30
INTEG INCORP
filed 1997-11-13
CIK 920645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      September 30, 1997
      ------------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _____________________


                       COMMISSION FILE NUMBER:  0-28420
                                               ---------


                               Integ Incorporated
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Minnesota                                 41-1670176
           ---------                                 ----------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

   2800 Patton Road, St. Paul, MN                       55113
   -------------------------------                   ------------
(Address of principal executive offices)             (Zip Code)


                      Telephone Number:  (612) 639-8816
                      ---------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes   X      No
                                                  ------      ------

As of November 5, 1997, the registrant had 9,323,657 shares of $.01 par value common stock issued and outstanding.

===============================================================================

                             INTEG INCORPORATED

                                   INDEX
                                   -----



PART I.   FINANCIAL INFORMATION                                          Page
                                                                         ----

 Item 1.  Financial Statements

          Balance Sheets as of September 30, 1997 and December 31, 1996    3

          Statements of Operations for the three and nine months
          ended September 30, 1997 and 1996 and for the period from
          April 3, 1990 (inception) through September 30, 1997             4

          Statements of Cash Flows for the three and nine months
          ended September 30, 1997 and 1996 and for the period from
          April 3, 1990 (inception) through September 30, 1997             5

          Notes to Financial Statements                                    6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities (Use of proceeds from public offering)    10

 Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                12

                             INTEG INCORPORATED
                        (A Development Stage Company)
                               BALANCE SHEETS




                                                   September 30         December 31
                                                       1997                1996
                                                  ----------------   ----------------
                                                    (unaudited)
Assets
Current assets:
   Cash and cash equivalents                        $ 25,532,940      $  33,879,608
   Receivables                                               361            113,254
   Prepaid expenses                                      163,679            157,933
                                                  ----------------   ----------------
      Total current assets                            25,696,980         34,150,795
                                                  ----------------   ----------------

Furniture and equipment                                7,645,084          3,701,648
Less accumulated depreciation                         (1,389,977)          (821,476)
                                                  ----------------   ----------------
                                                       6,255,107          2,880,172

Other assets                                             487,124            684,933
                                                  ----------------   ----------------

Total assets                                        $ 32,439,211      $  37,715,900
                                                   ===============    ===============



Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses            $    706,058      $   1,236,348
   Current portion of long-term debt and
      capital lease obligations                          852,735            337,277
                                                  ----------------   ----------------
         Total current liabilities                     1,558,793          1,573,625
                                                  ----------------   ----------------

Long-term debt and capital lease obligations,
   less current portion                                3,296,382          1,298,484

Shareholders' equity:
   Common stock                                           93,227             92,757
   Additional paid-in capital                         54,308,260         54,269,333
   Deficit accumulated during the
    development stage                                (26,394,584)       (18,873,957)
                                                  ----------------   ----------------
                                                      28,006,903         35,488,133
   Deferred compensation                                (422,867)          (644,342)
                                                  ----------------   ----------------
Total shareholders' equity                            27,584,036         34,843,791
                                                  ----------------   ----------------

Total liabilities and shareholders' equity          $ 32,439,211      $  37,715,900
                                                   ===============    ===============


                             INTEG INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)


                                                                                                  Period from
                                   Three Months Ended                Nine Months Ended           April 3, 1990
                                       September 30                     September 30            (Inception) to
                             ------------------------------    --------------------------------  September 30
                                  1997            1996              1997             1996            1997
                             --------------  --------------    ---------------  --------------- ---------------
 Operating expenses:
    Research and development   $ 1,176,786     $ 1,264,678      $  3,472,858     $  3,378,769     $ 14,071,787
    Manufacturing development      614,512         359,865         1,753,453        1,060,671        4,237,418
    Clinical and regulatory        285,784         235,691           861,554          544,696        2,043,710
    General and administrative     506,436         553,848         1,558,530        1,211,465        5,877,100
    Sales and marketing            179,675         196,888           628,194          612,313        2,035,662
                             --------------  --------------    ---------------  --------------- ---------------

 Operating loss                 (2,763,193)     (2,610,970)       (8,274,589)      (6,807,914)     (28,265,677)
                             --------------  --------------    ---------------  --------------- ---------------

 Other income (expense):
    Interest income                378,018         491,656         1,217,111          839,408        3,191,799
    Interest expense              (150,222)        (68,482)         (463,149)        (148,823)      (1,320,706)
                             --------------  --------------    ---------------  --------------- ---------------
                                   227,796         423,174           753,962          690,585        1,871,093
                             --------------  --------------    ---------------  --------------- ---------------
 Net loss for the period and
 deficit accumulated during
 the development state       $  (2,535,397)  $  (2,187,796)   $   (7,520,627)  $   (6,117,329)  $  (26,394,584)
                              =============   =============     ==============   ==============  ==============
 Net loss per share:
    Primary                          ($.27)          ($.24)            ($.81)          ($1.54)          ($8.45)
    Fully-diluted*                   ($.27)          ($.24)            ($.81)           ($.78)          ($5.45)

 Weighted average number of
 common shares outstanding:
    Primary                      9,312,865       9,270,125         9,296,197        3,961,335        3,123,247
    Fully-diluted*               9,312,865       9,270,125         9,296,197        7,830,429        4,843,838


*Assumes conversion of all previously outstanding convertible preferred stock into common stock during each reporting period prior to July 1, 1996, the closing date of the company's initial public offering, at which time all convertible preferred stock was automatically converted into common stock.

                             INTEG INCORPORATED
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)



                                                                                                                     Period from
                                                       Three Months Ended                Nine Months Ended          April 3, 1990
                                                          September 30                      September 30           (Inception) to
                                                -------------------------------  -------------------------------     September 30
                                                    1997             1996              1997             1996             1997
                                                -------------- ----------------  ---------------- ----------------- --------------
Operating activities:
 Net loss                                       $  (2,535,397)  $   (2,187,795)   $   (7,520,627)  $   (6,117,329)  $(26,394,584)
 Adjustments to reconcile net loss to cash used
 in operating activities:
  Depreciation                                        228,546          110,395           569,305          300,729      1,425,173
  Deferred compensation amortization                   73,622          150,611           221,475          382,929        924,520
  Amortization of loan committment fee                      -                -            77,463                -        250,074
  Amortization of options and warrants related
   to debt financing, lease guarantee, extension
   of options and consulting services                   5,750            8,886            17,251           24,621        272,053
  (Gain) Loss on sale of equipment and deposit
   write-off                                             (537)               -              (537)               -         67,672
  Changes in operating assets and liabilities:
   Receivables                                         30,596          (63,758)           85,718          (78,505)          (361)
   Prepaid expenses and other assets                  (35,911)          76,559            (6,446)        (117,907)      (256,415)
   Accounts payable and accrued expenses             (178,415)           4,615          (530,290)          24,507        706,058
                                                ------------------------------    -------------------------------  --------------
    Net cash used in operating activities          (2,411,746)      (1,900,487)       (7,086,688)      (5,580,955)   (23,005,810)

Investing activities:
 Purchase of furniture and equipment                 (930,101)        (312,990)       (3,936,271)        (850,004)    (6,974,743)
 Proceeds from sale of furniture and equipment          3,750                              3,750                          46,829
                                                ------------------------------    -------------------------------  --------------
    Net cash used in investing activities            (926,351)        (312,990)       (3,932,521)        (850,004)    (6,927,914)

Financing activities:
 Proceeds from sale of Convertible
  Preferred Stock                                           -                -                 -                -     22,789,732
 Proceeds from bridge loan debt                             -                -                 -                -      2,900,000
 Payments on long-term debt and capital
  lease obligations                                  (160,782)         (33,739)         (362,735)        (105,377)      (745,785)
 Proceeds from sale of Common Stock                    18,085       26,133,811            39,397       26,133,811     26,174,564
 Proceeds from borrowings under equipment loan      1,246,285                -         2,995,879          926,418      4,348,153
                                                ------------------------------    -------------------------------  --------------
    Net cash provided by financing activities       1,103,588       26,100,072         2,672,541       26,954,852     55,466,664
                                                ------------------------------    -------------------------------  --------------

Increase (decrease) in cash and
 cash equivalents                                  (2,234,509)      23,886,595        (8,346,668)      20,523,893     25,532,940

Cash and cash equivalents - beginning
  of period                                        27,767,449       12,401,436        33,879,608       15,764,138              -
                                                ------------------------------    -------------------------------  --------------

Cash and cash equivalents - end of period       $  25,532,940   $   36,288,031    $   25,532,940   $   36,288,031    $25,532,940
                                                ==============  ===============   ===============  =============== ==============

Supplemental disclosure of cash flow
 information
 Fixed assets capitalized under capital
  leases                                        $           -   $            -    $       11,182   $            -    $   763,052

 Conversion of $2,900,000 of debt into
  Series E Convertible Preferred Stock          $           -   $            -    $            -   $            -    $ 2,900,000


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

(3)   EQUIPMENT LOAN AGREEMENT

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expires December 31, 1998. This agreement was amended in August 1997 to increase the required collateral to $2 for each $1 of future borrowings that occur prior to a public announcement that the in-house testing of the Company's LifeGuide System has resulted in performance which should allow the Company to initiate clinical trials within 90 days. Subsequent to the date of the above mentioned announcement, the lender will advance additional funds to the Company so the overall collateral to loan ratio is 1 to 1 and all future borrowings under the agreement would revert back to the original terms of the initial loan agreement. The Company has borrowed a total of $4.3 million under this agreement as of September 30, 1997.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the word or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System and the uncertainty of market acceptance; history of operating losses and expectation of future losses; limited clinical testing and sales and marketing experience; uncertainty of obtaining Food and Drug Administration clearances; heightened competition and risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with raising additional funds.

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

From inception through September 30, 1997, the Company has incurred losses totaling $26.4 million, consisting of $14.1 million of research and development expenses, $5.9 million of general and administrative expenses and $6.4 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

The Company's future success is entirely dependent upon the successful development, commercialization and market acceptance of the LifeGuide System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The Company is currently focused on the research and development activities necessary to modify the current design in order for the LifeGuide System to meet the Company's product specifications. During the quarter ended September 30, 1997, the Company determined that one of the custom parts in the LifeGuide Meter needed to be modified in order to correct a major source of error in the system. The new, modified parts should be available by the end of 1997 at which time new prototype units will be built and tested. In addition to the engineering effort required to identify and resolve the remaining design issues in the LifeGuide Meter, the company is pursuing parallel efforts to prepare the entire LifeGuide System for high volume manufacturing. Accordingly, expenses in the manufacturing development and clinical and regulatory areas should increase over the next several quarters.

RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 1997 and 1996

General: The Company's net loss totaled $2,535,397 and $7,520,627 during the three and nine months ended September 30, 1997, up from $2,187,796 and $6,117,329 during the same periods in 1996. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased 7% to $1,176,786 during the three months ended September 30, 1997 from $1,264,678 during the same period in 1996. This decrease in research and development expenses was due primarily to decreases in consulting expenses ($140,000) and the usage of prototype materials ($72,000). The impact of these expense decreases was partially offset by higher staffing costs ($140,000) and depreciation ($37,000). For the first nine months of 1997, research and development expenses increased 3% to $3,472,858, up from $3,378,769 during the comparable 1996 period. The year-to-date increase in research and development expenses is primarily related to higher staffing costs ($361,000), which were partially offset by lower prototype expenses ($152,000) and legal costs associated with patent filings ($70,000).

Manufacturing development expenses: Manufacturing development expenses increased 71% to $614,512 during the three months ended September 30, 1997 from $359,865 during the same period in 1996. The increase in manufacturing development expenses was due primarily to increases in pre-manufacturing expenses, consisting of facility costs ($104,000), additional staffing costs ($88,000) and related travel ($31,000) associated with the design of the Company's automated manufacturing equipment. For the first nine months of 1997, manufacturing development expenses increased 65% to $1,753,453, up from $1,060,671 during the comparable 1996 period. The year-to-date increase in manufacturing development expenses is primarily related to higher staffing costs ($310,000) and increases in facility costs ($278,000), and prototype tooling and material ($96,000).

Clinical and regulatory expenses: Clinical and regulatory expenses totaled $285,784 and $861,554 during the three and nine month periods ended September 30, 1997, up from $235,691 and $544,696 during the same periods in 1996. These increases in clinical and regulatory expenses were due primarily to costs associated with additional staff that were hired to plan the clinical trials necessary to obtain the required regulatory approvals for the LifeGuide System.

General and administrative expenses: General and administrative expenses decreased 9% to $506,436 during the three months ended September 30, 1997 from $553,848 during the same period in 1996. For the first nine months of 1997, general and administrative expenses increased 29% to $1,558,530, up from $1,211,465 during the comparable 1996 period. The year-to-date increase in general and administrative expenses is primarily related to various costs associated with being a publicly traded company ($220,000), higher compensation costs ($124,000), and higher depreciation ($68,000). The impact of these expense increases was partially offset by a decrease in consulting expenses ($63,000).

Sales and marketing expenses: Sales and marketing expenses decreased 9% to $179,675 during the three months ended September 30, 1997 from $196,888 during the same period in 1996. For the nine month period ended September 30, 1997, sales and marketing expenses totaled $628,194, up slightly from $612,313 for the comparable period in 1996.

Interest Income: Interest income decreased to $378,018 for the three month period ended September 30, 1997, compared to $491,656 for the comparable 1996 period. The decrease resulted from lower average balances of cash and cash equivalents. The year-to-date increase in interest income in 1997 resulted from higher average balances of cash and cash equivalents in 1997 resulting from the investment of net proceeds totaling approximately $26 million received in July 1996 from the Company's initial public offering.

Interest expense: Interest expense totaled $150,222 and $463,149 during the three and nine month periods ended September 30, 1997, up from $68,482 and $148,823 during the same periods in 1996. The increases in interest expense resulted from a higher average balance in long-term debt and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million through September 30, 1997. The Company had cash and cash equivalents of approximately $25.5 million as of September 30, 1997.

The Company believes that its current cash balances, when combined with the $8.2 million unused portion of its line of credit facility, will be sufficient to fund its operations until sometime during the second half of 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See
Exhibit 99.1 to this Form 10-Q for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

                             II.  OTHER INFORMATION

Item 2:  Changes in Securities (Use of proceeds from public offering)

The Company's Registration Statement on Form S-1 (File No. 333-4352), as amended, was declared effective by the Securities and Exchange Commission on June 24, 1996. The offering of the Company's Common Stock covered by such Registration Statement commenced on June 28, 1996. Piper Jaffray Inc. and Montgomery Securities acted as the managing underwriters ( the "Representatives") for the offering. A total of 3,450,000 shares of Common Stock, including 450,000 shares subject to the Representatives' over-allotment option, were registered at an offering price of $9.50 per share. A total of 3,000,000 shares of Common Stock at an aggregate offering of $28,500,000 were sold in the offering. Less than all of the securities offered were sold because the Representatives' over-allotment option to purchase 450,000 shares was not exercised prior to its expiration.

The expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered were as follows:


       Underwriting discounts and commissions                    $1,995,000
       Expenses paid to or for the underwriters Finder's fees             0
       Finder's fees                                                      0
       Other expenses                                               381,000
                                                                 ----------
        Total expenses                                           $2,376,000
                                                                 ----------

None of such expenses were paid directly or indirectly to (i) directors or officers of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

The net offering proceeds to the Company after deducting expenses were approximately $26.1 million. The Company has used the net offering proceeds in the approximate amounts set forth below:

            Investment in short-term, interest bearing securities
                primarily investment grade commercial paper        $25,100,000
            Capital expenditures                                       370,000
            Research and development and clinical and regulatory
                preparation                                            340,000
            Manufacturing scale-up and marketing activities            180,000
            Working capital and other general corporate purposes       110,000
                                                                   -----------
                   Total use of proceeds                           $26,100,000
                                                                   -----------

Except for officer compensation and relocation payments totaling $164,996 in the aggregate, director compensation totaling $10,500 in the aggregate, and consulting fees paid to a director totaling $10,125, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K


       (a)  Exhibits filed herewith.

            3.1 Amended and Restated Articles of Incorporation of the Company
                (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

            3.2 Amended Bylaws of the Company (incorporated by reference to
                Exhibit 3.3 to the Company's Registration Statement of Form S-1 (SEC File No. 333-4352)).

            11. Statement Re: Computation of Net Loss per Common and Common
                Equivalent Share.

            27. Financial Data Schedule.

           99.1 Cautionary Statement

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INTEG INCORPORATED
                                  (Registrant)



Date:  November 13, 1997        By:  /s/  John R. Brintnall
                                     ----------------------
                                    John R. Brintnall
                                    Vice President of Finance
                                    (Principal financial and accounting officer
                                    and duly authorized signatory on behalf of
                                    the Registrant)

                                EXHIBIT INDEX


Exhibit     Description
-------     -----------

11.         Statement Re:  Computation of Net Loss per Common and Common
            Equivalent Share.

27.         Financial Data Schedule (Electronically Filed)

99.1        Cautionary Statement