Form 10-K
period 1997-12-31
INTEG INCORP
filed 1998-03-30
CIK 920645

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                       ________________________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                       ________________________________

                        COMMISSION FILE NUMBER: 0-28420

                              INTEG INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)

             Minnesota                                   41-1670176
----------------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

 2800 Patton Road, St. Paul, Minnesota                     55113
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (ZIP Code)

                                (612) 639-8816
                     -------------------------------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to
Section 12(b) of the Act:                 None

Securities registered pursuant to
Section 12(g) of the Act:                 Common Stock, par value $.01 per share
                                          Common Stock purchase rights

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $35,703,000 (based on the last sale price of $4.5625 as reported by The Nasdaq National Market).

As of March 20, 1998, 9,459,519 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference information from the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of December 31, 1997.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

================================================================================

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System, which is still under development; risks associated with the Company's ability to successfully develop a commercial product; history of operating losses and expectation of future losses; requirement of additional capital prior to full-scale commercial introduction of the LifeGuide System; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances; heightened competition; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; and risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

          Integ Incorporated ("Integ" or the "Company") is developing the LifeGuide System, a next generation hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger-stick" technologies. Utilizing the Company's proprietary interstitial fluid ("ISF") sampling technology, the proposed LifeGuide System is designed to allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample. The Company believes that the proposed LifeGuide System represents a significant technological advance in glucose monitoring and will enable people with diabetes to manage their disease more effectively and conveniently. The Company anticipates that it will file a 510(k) premarket notification with the United States Food and Drug Administration (the "FDA") for the LifeGuide System once the development of the LifeGuide System is complete.

          Integ, a Minnesota corporation, was incorporated in April 1990.

INDUSTRY OVERVIEW

          It is estimated that there are as many as 120 million people with diabetes worldwide. Diabetes is a chronic disease affecting overall health which can lead to severe complications and requires active disease management on a daily basis.

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

          The DCCT panel has recommended that people with Type I diabetes follow an intensive therapy program, including testing their glucose levels at least four times a day. Many experts on diabetes also believe that people with Type II (non-insulin-dependent or adult onset) diabetes, who do not typically check their glucose levels at regular intervals, would also benefit from regular monitoring. Currently, however, the majority of people with diabetes who use insulin monitor their glucose levels approximately once each day.

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

          The goal of most recent glucose monitoring research has been to develop an accurate system to monitor glucose without the pain of a finger lance or the need to handle blood. The Company believes that most of the current research and development in this area involves non-invasive near-infrared spectroscopic, reverse iontophoretic or ISF technologies.

          Non-invasive near-infrared spectroscopic technology generally attempts to estimate glucose levels by measuring light absorption when an infrared light signal is transmitted through or reflected off of a body part. Every chemical entity that absorbs infrared energy has a characteristic waveband where that absorption occurs. This absorption is proportional to its concentration. It is this "signature" that allows a chemical entity to be identified and measured.

          Reverse iontophoretic technology uses electrical current to draw glucose molecules out of the skin for measurement. Iontophoresis is a process by which charged molecules are carried through intact skin by applying a small amount of electrical current. Reversing that current can pull charged molecules from the body; with those molecules comes fluid, and with that fluid comes uncharged molecules like glucose. Such fluid can be accumulated in a test chamber, in which the glucose can be measured using traditional electro-chemical means.

          ISF technology involves obtaining a sample of ISF from the skin. ISF technology is the approach being pursued by Integ and others. Illustrative of other ISF approaches, which are different from the Company's unique approach described below, would be to create an opening in the skin using a laser or other means, pull ISF through the opening, and measure the glucose in the ISF sample using traditional electro-chemical means. Another example would be to enhance the permeability of the skin through chemical means and allow ISF to flow into a patch, which could then be measured using traditional electro-chemical means.

          Other approaches in glucose monitoring development continue to involve the measurement of glucose in blood but attempt to minimize the volume of blood required and to broaden the sites available for sampling.

          No glucose monitor using non-invasive near-infrared spectroscopic, reverse iontophoretic technologies, ISF technology or any other non-blood based or non-invasive glucose monitoring technology has ever been approved for commercialization by the FDA.

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

THE INTEG SOLUTION

          The Company is developing the LifeGuide System, utilizing the Company's proprietary ISF sampling technology, to allow people with diabetes to easily and accurately measure their glucose levels without the pain of a finger lance or the need to handle blood. The LifeGuide System is designed to capture an extremely small physiological (as it exists in the body) sample of ISF and then measure the glucose level in that sample in a compact, easy-to-use device.

          THE INTEG TECHNOLOGY

          The Company's proposed LifeGuide System is based on Company research indicating that ISF glucose levels correlate closely with blood glucose levels. ISF is an extracellular fluid that is prevalent throughout the body and the skin. ISF is the means through which proteins and chemicals, including glucose, pass between capillaries and cells. Since the LifeGuide System draws a sample from the outermost layers of the skin, for instance on the forearm, it avoids the areas of high nerve density and capillaries found in the deeper layers of the skin, thus eliminating the pain and blood associated with conventional "finger-stick" sampling approaches.

          The Company's proprietary method for ISF sampling involves a simple procedure that draws an ISF sample from the outermost layers of the skin and captures that sample for measurement. The ISF sample (approximately 1/50th of a drop) is analyzed for glucose levels by the LifeGuide Meter utilizing a signal from the far-infrared waveband region. The proposed LifeGuide System will utilize well-established spectroscopic techniques which the Company is developing into a compact, hand-held, battery-operated configuration. The proposed LifeGuide Meter will contain an infrared source aligned with infrared detectors, with the sample window on the LifeGuide Key inserted between the two. When the infrared energy generated by the source passes through the sample window, glucose in the ISF sample absorbs part of the energy in a manner that is detected, measured and displayed by the LifeGuide Meter.

          THE LIFEGUIDE SYSTEM

          The Company's LifeGuide System will be comprised of (i) the LifeGuide Meter, a hand-held, battery-powered monitor, and (ii) the LifeGuide Key, a single-use, disposable sample collection device.

          The proposed LifeGuide Meter will be an integrated, compact, easy-to-use glucose monitoring device similar in size to the handset of a telephone.
The LifeGuide Meter will consist of an infrared source and detector, an easy-to-read LCD display screen, a port for the disposable LifeGuide Key and buttons to access memory and other functional modes. The proposed LifeGuide Meter will have visual and audible prompts to assist the user through the sampling process. The LifeGuide Meter is designed to have the ability to indicate when an appropriate sample has been obtained and to self-diagnose most electronic malfunctions. In addition, the proposed LifeGuide Meter will be capable of transmission of data to a personal computer for review and analysis by the user's physician.

          The single-use, disposable LifeGuide Key is designed to be easily handled by the user and inserted into the LifeGuide Meter. The proprietary design of the LifeGuide Key will allow for the capture of the required ISF sample and the retention of the sample during the measurement and disposal process. The LifeGuide Key contains a very small needle that is used to draw a microliter sample across a specially designed membrane window through which a sample can be read. The LifeGuide Key, which will be packaged in a sterile package, will be similar in size to an average house key.

          To operate the LifeGuide System, the user will insert the LifeGuide Key into the LifeGuide Meter and hold the LifeGuide System against the skin until the LifeGuide Meter indicates the sampling process is complete. Most individuals who have tried the LifeGuide System have indicated that the physical sensation is like pressing a ballpoint pen, with the point retracted, against the skin. The Company estimates that the average sampling time will be from 20 to 30 seconds depending on the user and the location of sampling. Shortly after the sampling process is complete, the LifeGuide System will display the user's glucose level. Because the ISF sample captured by the LifeGuide Key will not come into contact with the LifeGuide Meter, there should be no need to clean the LifeGuide Meter after each use. The Company also plans to offer a control solution that may help the user confirm that the LifeGuide System is functioning properly.

          The Company believes the LifeGuide System will offer significant advantages over commercially available personal blood glucose monitoring systems and alternative non-invasive technologies under development, including the following:

     - Eliminates the Pain of Lancing the Fingertips--The LifeGuide System is designed to allow for the accurate measurement of glucose levels without the pain of a finger lance. Unlike most commercially available glucose monitoring systems which involve penetrating the deeper layers of the skin to obtain a blood sample, the LifeGuide System's proprietary sampling method draws from only the outermost layers of the skin and avoids the areas of high nerve density. This sampling technology eliminates the pain associated with conventional "finger-stick" sampling approaches.

     - Bloodless Approach--The LifeGuide System is designed to allow for the accurate measurement of glucose levels without drawing blood. This bloodless approach eliminates the mess and inconvenience of handling a blood sample and the negative perceptions associated with visible blood. The elimination of the need for a blood sample will allow people with diabetes to use the proposed LifeGuide System discretely in any environment.

     - Sampling Flexibility--The LifeGuide System is designed to be used on skin almost anywhere on the body, not merely areas (such as the fingertips) where blood capillaries and nerve endings are concentrated.

     - Ease of Use--The Company's proposed LifeGuide System will eliminate some of the steps required by commercially available personal blood glucose monitoring systems. With most current systems, after lancing the finger, a drop of blood must be directed to a small target zone on a thin, difficult to handle strip. The Company has designed the LifeGuide Key to be easily handled and inserted into the LifeGuide Meter. The sampling procedure of the proposed LifeGuide System has been reduced to simply holding the device against an area of exposed skin until an adequate sample has been obtained (20 to 30 seconds) and waiting briefly for a displayed result.

     - Cost Competitive--It is anticipated that the proposed LifeGuide Keys will be offered at competitive prices and will not be a significant departure from current consumer buying patterns and reimbursement practices with respect to commercially available personal glucose monitoring strips or sensors. Given its innovative features, it is anticipated that the proposed LifeGuide Meter will be priced at a premium to existing personal glucose monitoring meters.

          Because of these potential advantages, the Company believes that the proposed LifeGuide System may facilitate greater compliance with the recommendations of the DCCT panel. The Company, however, has not yet finalized the development of its LifeGuide System, and there can be no assurance that the Company will be able to successfully develop a commercially acceptable product.

RESEARCH AND DEVELOPMENT

          To date, the Company has been engaged primarily in the research, development and testing of the LifeGuide System. Since inception, the Company has incurred approximately $16.1 million in research and development expenses. The Company spent approximately $5.3 million, $4.8 million and $2.8 million during fiscal years 1997, 1996 and 1995, respectively, on research and development, all of which was sponsored by the Company. The Company believes that it is in the final stages of its product development and expects to finalize development of a commercial prototype of the LifeGuide System in 1998.

          In 1996, the Company conducted studies using a hand-held prototype of the LifeGuide System incorporating the functional components of the LifeGuide System (including battery-powered electronics) to demonstrate the accuracy of the LifeGuide System when testing samples containing known glucose values. This testing identified areas in which the performance of the system needed to be improved. In 1997, the Company focused on a systematic identification and quantification of error sources in the LifeGuide System error budget. Several sources of error have been resolved, thereby improving the consistency of the prototype meters and permitting a broader battery of testing. Several sources of error remain. The Company continues to work on resolving these remaining sources of error and optimizing the performance of the LifeGuide System. The Company expects to finalize a commercial prototype of the LifeGuide Meter in 1998, although there can be no assurance that the Company will be able to do so.

          The Company's success will depend on its ability to finalize the design and then manufacture the LifeGuide System in compliance with regulatory and clinical requirements in a timely manner and in sufficient quantities while maintaining product quality and acceptable cost. The LifeGuide System must deliver performance that is acceptable both to the FDA and to the users of the product. The personal glucose monitoring product market is characterized by commercial products that are manufactured in large quantities at very low cost. As a result, the present focus of the LifeGuide Meter development is to finalize the design of the hand-held, battery-powered prototype into a product that functions within its performance specifications and that can be reliably and cost-effectively manufactured. The initial development of the LifeGuide Key was completed in 1996, and subsequent enhancements to the LifeGuide Key were completed in 1997. Both the LifeGuide Meter and the LifeGuide Key are being designed to use materials and components that can be readily produced by outside suppliers.

CLINICAL TESTING

          The goal of the Company's clinical testing to date has been to demonstrate the correlation between ISF glucose levels and blood glucose levels, and to test various prototypes of the LifeGuide System for accuracy and precision. All ISF samples used in this testing have been obtained utilizing the Company's proprietary sampling method.

          In early 1996, clinical studies were conducted at the Mayo Clinic and the University of Minnesota. Both of these studies used the LifeGuide System to draw samples of ISF and a standard laboratory assay for measuring glucose levels in venous blood and ISF. The Mayo Clinic study provides support for the conclusion that there is a strong correlation between the glucose levels in ISF and the glucose levels in blood when the glucose levels are in a relatively steady state. This study compared the ISF and blood glucose values in 66 individuals and yielded a correlation coefficient of 0.96 (on a 0.0 to 1.0 scale, with 1.0 representing a perfect correlation). This study was published in the Journal of Diabetes Care (September 1997). The University of Minnesota study provides support for the conclusion that there is a strong correlation between the glucose levels in ISF and the glucose levels in blood when the glucose levels are in a state of rapid change. This study has compared the ISF and blood glucose values in 17 individuals with Type I diabetes over a five-hour period of rising and falling glucose values. Cumulative data from these 17 subjects has yielded a correlation coefficient of 0.95. This study was published in the Journal of Laboratory and Clinical Medicine (October 1997).
The data from both the Mayo clinic study and the University of Minnesota study were presented in June 1997 at the Annual Scientific Sessions of the American Diabetes Association in Boston, Massachusetts.

          In the third quarter of 1997, the Company conducted additional studies using a hand-held prototype of the LifeGuide System to compare the glucose values obtained using the LifeGuide System to those obtained using a laboratory measure of glucose in a blood sample. This testing was performed on 50 people with diabetes to obtain a full range of glucose values. The results showed a correlation coefficient of 0.93 with 98% of the values falling in the A and B zones of the Clarke Grid. The Clarke Grid, a measure of clinical relevancy for glucose monitoring devices, is one source that can be used to define whether a glucose monitoring system's accuracy and precision are acceptable for its intended use: values falling in zone A are considered clinically accurate, and values falling in zone B are clinically benign (i.e., although not clinically accurate, the person acting on that value would do nothing different than if the values fell in zone A). Values outside of these zones are clinically unacceptable. The Company continues to work to resolve error sources and optimize the performance of the LifeGuide System, and the Company expects to conduct additional testing when the design is finalized to confirm acceptable performance.

          If the Company is able to develop clinically acceptable prototypes of the LifeGuide System, the Company plans to use these prototypes to obtain patient-generated clinical data in a three-center, 300 patient trial for use in the Company's application to the FDA for a 510(k) clearance to market the LifeGuide System. The Company currently plans to submit this application to the FDA as soon as feasible after completing development of the LifeGuide Meter.

          To date, testing of the LifeGuide System has been performed solely by Company personnel under controlled circumstances. There can be no assurance that the Company will not continue to encounter problems in completing the development of the LifeGuide Meter that would prevent the Company from initiating clinical testing, and there can be no assurance that the Company will not encounter problems in clinical testing that would cause the Company to further delay commercialization of the LifeGuide System. There also can be no assurance that a commercial version of the LifeGuide System, if developed, will prove to be accurate and reliable on a consistent basis. Even if accurate and reliable, there can be no assurance that such testing will show the Company's product to be safe or cost effective.

MANUFACTURING

          The LifeGuide System is designed to be economically produced using proven manufacturing methods and equipment. As part of its design strategy, the Company has consulted with component suppliers, automation firms and OEM electronics manufacturers.

          The Company currently plans to use an outside manufacturer to assemble the LifeGuide Meter. This manufacturer will be used to build the LifeGuide Meter once the product is launched and to develop production test methods and equipment for the Company. This manufacturer will also participate in the prototype builds of the LifeGuide Meter for testing. The LifeGuide Key will be assembled by the Company at its facilities from components obtained from outside suppliers. In manufacturing the LifeGuide Key, the Company will use assembly, test and packaging equipment employing well-known processes similar to those used for other high speed assembly applications.

          One component of the LifeGuide Key is available from a single source. If the Company were unable to obtain this component from its supplier, the Company would be required to make modifications to its existing LifeGuide System and to obtain an alternative component from an alternative supplier. Although the Company believes that it can enter into a supply agreement with respect to this component, any interruption in the supply of this component would have a material adverse effect on the Company's business, financial condition and results of operation.

          The Company expects that one of its most significant manufacturing challenges will be to quickly increase LifeGuide Key production volumes after full-scale commercial introduction of the LifeGuide System. To address this challenge, the Company anticipates installing and qualifying an initial automated manufacturing line prior to installation of additional production lines. If the installation, evaluation and refinement of the initial line are successfully completed, the Company plans to incrementally add several full-scale commercial production lines with greater manufacturing capacity as requirements warrant.

          The Company ordered the initial automated manufacturing line for the LifeGuide Key in late 1996 and anticipates producing initial LifeGuide Keys from this line in mid-1998. There can be no assurance, however, that the Company will be able to install and qualify an initial automated manufacturing line or subsequent commercial productions lines on a timely basis or at all. There also can be no assurance that the Company will be able to achieve and maintain product quality and reliability when producing the LifeGuide System in the quantities required for commercial operations or within a period that will permit the Company to introduce its products in a timely fashion, or that the Company will be able to assemble and manufacture its products at an acceptable cost.

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

          Initially, the Company intends to use various direct marketing methods to promote its LifeGuide System to people with diabetes, including direct mail, advertisements in healthcare media and internet and on-line computer services. In addition, the Company expects to utilize other emerging distribution channels, including those supporting managed care organizations, on-line merchandising services and direct distribution firms. The Company plans to sell the LifeGuide System directly to consumers through a toll-free number and will support these sales with a customer service organization. As the Company's customer base grows, the Company also expects to use traditional retail distribution channels, including chain and independent drug stores and other retail outlets. The Company expects eventually to market and distribute its products outside the United States through third party distribution channels.

          The Company intends to introduce the LifeGuide System in the United States in two phases: (1) a limited introduction phase subsequent to obtaining 510(k) clearance from the FDA; and (2) a full commercial introduction phase, expected to commence several months thereafter. During the limited introduction phase, the Company expects to use an experienced direct sales force to introduce the LifeGuide System to key opinion leaders in the treatment of diabetes for use in their practices on a select number of patients. In addition, during this phase the Company expects to market to select managed care organizations. The primary purpose of the limited introduction phase is to ensure that the Company's infrastructure will support full commercial introduction.

          During the full commercial introduction phase, the Company plans to use a three-pronged strategy employing a highly trained and focused direct sales force. One specialized sales group will concentrate on promotion of the Company's products to managed care decision makers and insurers. A second group will promote the Company's products to healthcare professionals and organizations that influence patient choices. A third specialized sales group will target the retail distribution channel.

          The Company has no experience in marketing the LifeGuide System and has not yet entered into any marketing or distribution arrangements for the LifeGuide System. Many of the Company's potential competitors have already entered into distribution and marketing agreements with major marketing partners. There can be no assurance that the Company will be able to build a suitable sales force or enter into satisfactory marketing arrangements with third parties when commercial potential develops, or that its sales and marketing efforts will be successful.

PATENTS AND PROPRIETARY RIGHTS

          The Company's success will depend in part on its ability to obtain patent protection for its proposed products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company pursues a policy of seeking patent protection for each of the areas of invention embodied in the LifeGuide System. The Company has two issued United States patents relating to the method of drawing an ISF sample from the outer layers of the skin, and five additional United States patent applications directed toward various aspects of the technologies underlying the LifeGuide System. The Company has also filed three corresponding PCT foreign patent applications, and four country-specific patent applications related to its sampling methods, in order to seek similar patent protection outside the United States.

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

          No assurance can be given that any additional patents will be issued, that the scope of any patent protection granted to the Company will exclude competitors or that any of the Company's patents will be held valid or enforceable if subsequently challenged. Patenting medical devices involves complex legal and factual questions, and there is no consistent policy regarding the breadth of claims pertaining to such technologies. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire technologies substantially equivalent to those of the Company. In addition, even if the patents the Company has applied for are ultimately issued, others may hold or receive patents that contain claims covering the products proposed to be sold by the Company and which may delay or prevent the sale of the LifeGuide System or require licenses resulting in the payment of fees or royalties by the Company in order for the Company to carry on its business. There can be no assurance that needed or potentially useful licenses will be available in the future on acceptable terms or at all.

          There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation could result in substantial costs to and a diversion of effort by the Company, but may be necessary to enforce any patents issued to the Company, protect trade secrets or know-how owned by the Company, defend the Company against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. The Company is not currently a party to any patent or other litigation. The Company routinely monitors patent issuances by others in its industry, and in 1996 became aware of a patent that may relate to a feature of the LifeGuide System. The Company engaged outside patent counsel, Moore & Hansen, to review the patent, and such counsel rendered its opinion to the Company that the patent is not infringed by the Company's technology. In addition, such counsel advised the Company that if the patent was challenged, those claims which the Company believes may apply to the LifeGuide System would be likely to be held invalid based on the existence of prior art not cited by the patent examiner. There can be no assurance, however, that the holder of the patent will not pursue litigation which could be costly to the Company. An adverse determination in any litigation, including any litigation commenced by the holder of the patent referred to above, could subject the Company to significant liabilities to third parties, require the Company to seek licenses from or pay royalties to third parties or prevent the Company from manufacturing, selling or using its proposed products, any of which could have a material adverse effect on the Company's business and prospects.

THIRD PARTY REIMBURSEMENT

          Private insurance companies, self-insured employers, health maintenance organizations and governmental payors under Medicare and Medicaid programs are a source of reimbursement to users of blood glucose monitoring systems and related products, but there is no uniform policy on reimbursement among third-party payors. Sales of the Company's proposed products in certain markets will be dependent in part on availability of adequate reimbursement from these third-party payors. Although the Company believes that current reimbursement levels are adequate to support the introduction of the LifeGuide System, third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that adequate levels of reimbursement will be available to permit the Company to achieve market acceptance of the LifeGuide System or maintain price levels sufficient to realize an appropriate return on its investment in the development or manufacture of the LifeGuide System. Without adequate support from third-party payors, the market for the Company's products may be limited.

          The Medicare program reimburses people with diabetes for one meter and for a one month's supply of test strips at a time as approved by their physicians. In 1998, the Health Care Financing Administration ("HCFA"), which sets rates for the Medicare program, set a payment limit of $63.73 for personal blood glucose monitors and set the maximum reimbursement rates for a box of 50 test strips at between $31.22 to $36.73, depending on the state in which the reimbursement is sought. These payment limits and other future initiatives to reduce healthcare costs may lead to increased pricing pressures among manufacturers of existing blood glucose meters and test strips. The Company's business, financial condition and results of operations could be adversely affected by the continuing efforts of governmental and private payors to reduce the costs of healthcare by lowering reimbursement rates.

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

COMPETITION

          The Company believes that its success will depend primarily upon its ability to create and deliver a glucose monitoring system, on a timely basis and at a competitive price, that avoids the pain and blood associated with current glucose monitoring products. In addition, the Company must effectively create market awareness and acceptance of its products and maintain the proprietary nature of its technologies and processes. The glucose monitoring industry is characterized by intense competition and is currently dominated by several companies with established products and distribution channels. There are currently four significant competitors in the worldwide blood glucose monitoring market: LifeScan, Inc., a subsidiary of Johnson & Johnson, Inc.; Boehringer Mannheim Corporation, a subsidiary of Roche Holding Ltd.; Bayer Diagnostics, a division of Bayer AG; and Medisense, Inc. (a subsidiary of Abbott Laboratories).

          Companies in the glucose monitoring market compete on the basis of innovative technology, ease of use, price, product reliability and acceptance by consumers and healthcare professionals. Price competition for the placement of monitors in the glucose monitoring market is intense and involves marketing tactics such as rebates, trade-in offers and volume purchase incentive programs. This competition could result in lower sales prices for the LifeGuide Meter and the use of purchase incentive programs that could adversely affect the Company's revenues and profitability.

          A number of entities are conducting research on possible non-invasive and minimally invasive methods of determining glucose levels. Specific information regarding the precise progress of these companies with respect to these alternative technologies has not generally been made public. While several companies have announced dates on which they anticipate submitting their 510(k) application to the FDA, to date only one has done so, and that company has since withdrawn its application.

          There can be no assurance that the Company's competitors and potential competitors will not succeed in developing or marketing technologies and products that will be more accepted in the marketplace than the proposed LifeGuide System or that would render the Company's technology and proposed products obsolete or noncompetitive. Most of the Company's competitors and potential competitors have substantially greater capital resources, research and development staffs and facilities than the Company. In addition, most of the Company's competitors and potential competitors have substantially greater experience than the Company in research and new product development, obtaining regulatory approvals and manufacturing and marketing medical devices. Many of the Company's potential competitors have already entered into distribution and marketing agreements with major marketing partners.

          Numerous researchers are also investigating alternative treatments or cures for diabetes. If any of these efforts are successful in reducing the complications associated with diabetes and can be cost-effectively provided to people with diabetes, the need for the Company's products could be reduced or eliminated.

GOVERNMENT REGULATION

          Government regulation in the United States and other countries is a significant factor in the Company's business. The Company's products will be regulated by the FDA under a number of statutes including the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), the Safe Medical

Devices Act of 1990 (the "SMDA"), and the FDA Modernization Act of 1997 (the "FDAMA"). Manufacturers of medical devices must comply with applicable provisions of the FDC Act, the SMDA, the FDAMA, and certain associated regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information regarding their safety. The FDC Act, the SMDA, and the FDAMA require certain clearances from the FDA before medical devices, such as the Company's proposed LifeGuide System, can be marketed.

          FDA permission must be obtained to distribute a new medical device.
If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) premarket notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification. The Company believes and has confirmed with the FDA that the LifeGuide System will be eligible for 510(k) clearance with the predicate device being a commercially available personal blood glucose monitoring instrument. In addition, the FDA has granted Integ expedited review of its LifeGuide System application, once the Company submits that application. Expedited review is a process reserved for innovative technology that directly benefits public health. Expedited review may shorten the time between submission of clinical trial data and clearance from the FDA to market the LifeGuide System.

          FDA clearances, if obtained, are subject to continual review, and if the FDA believes that the Company is not in compliance with the FDC Act, the SMDA, the FDAMA or their associated regulations, it can institute proceedings to detain or seize the Company's products, require a recall, enjoin future violations and assess civil and criminal penalties against the Company, its directors, officers or employees. The FDA may also withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any device manufactured or distributed by the Company.

          The FDC Act will regulate the Company's development, quality control and manufacturing procedures by requiring the Company to demonstrate compliance with current Good Manufacturing Practices as implemented through the Quality System Regulation. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, which subjects them to periodic FDA inspections of their manufacturing facilities. In order to ensure compliance with these requirements, the Company will be required to expend time, resources and effort in the areas of production and quality control. If violations of the applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be adversely affected.

          The Company also plans eventually to market the LifeGuide System in several foreign markets. No regulatory approvals have yet been obtained in any such markets and there is no assurance that any will be issued. Requirements pertaining to the LifeGuide System will vary widely from country to country and involve anything from simple product registrations to detailed submissions similar to those required by the FDA.

ADVISORY BOARDS

          The Company realizes that, if it is to be successful, its products must meet the needs of the people who will use them. For this reason, the Company makes an active effort to seek out experts in the field to advise the Company on product development and marketing issues. A key factor in this process has been the Company's establishment of a Medical Advisory Board and a Diabetes Educator Advisory Board. The Medical Advisory Board comprises leading physicians in the fields of endocrinology and laboratory medicine. The members of the Diabetes Educator Advisory Board are all Certified Diabetes Educators. These boards meet periodically to discuss relevant issues and are also available for consultation on an as-needed basis.

EMPLOYEES

          As of March 2, 1998, the Company had a total of 78 full-time employees. The Company also employed 20 persons on a temporary or contract basis (full and part-time). Of this total work force, 50 persons were engaged in research and development activities, 20 persons in manufacturing development, one person in sales and marketing, 16 persons in clinical, regulatory and quality functions and 11 persons in support and administrative functions. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following sets forth certain information regarding the executive officers of the Company:

Name                   Age                                     Position
---------------------  ---  -------------------------------------------------------------------------------
Frank A. Solomon.....   54  President, Chief Executive Officer, Acting Chief Financial Officer and Director
Katia P. Breslawec...   43  Vice President, Regulatory and Quality
Susan L. Critzer.....   42  Vice President, Operations
A. Paul Harding......   49  Vice President, Sales and Marketing
Richard F. Mussmann..   41  Vice President, Research and Development

          Frank A. Solomon, one of the founders of the Company, served as a consultant to the Company from July through December 1990, its President and a director since January 1991 and as Chief Executive Officer since December 1991. Mr. Solomon assumed the role of Acting Chief Financial Officer in February 1998. Mr. Solomon has been involved in the development and marketing of products for the diagnosis and treatment of diabetes for 14 years. From 1976 to 1989, Mr. Solomon held various management positions at Eli Lilly and Company ("Eli Lilly"), including President of Elco Diagnostics, a division of Eli Lilly, General Manager of the Infusion Products division of Cardiac Pacemakers, Inc., a subsidiary of Eli Lilly, Manager in Eli Lilly's medical device merger and acquisition group, and sequentially as National Sales Manager, Director of Marketing and Sales and Director of Corporate Development at Physio-Control Corporation, another subsidiary of Eli Lilly.

          Katia P. Breslawec joined the Company in April 1996 as Vice President, Regulatory and Quality. Before joining the Company, Ms. Breslawec spent nine years with Sanofi Diagnostics Pasteur, Inc., a manufacturer of clinical laboratory instruments, in vitro diagnosis reagents, and biologicals. Most recently, as Director of Regulatory Compliance, Ms. Breslawec was responsible for obtaining FDA approvals required for domestic and international product commercialization and for maintaining compliance with international quality standards. Ms. Breslawec was previously Manager of New Product Approvals at INCSTAR Corp.

          Susan L. Critzer joined the Company in January 1995 as Vice President, Operations. Before joining the Company, Ms. Critzer spent six years with American Cyanamid Corporation's Davis and Geck ("D&G") Division. Most recently at D&G, she was Director of Engineering for D&G's start-up Endosurgery division, where she was responsible for the commercialization of all new laparoscopic products. From 1986 to 1989, Ms. Critzer was with Becton-Dickinson Corporation, where she held management positions in manufacturing engineering and quality control and was involved in the high volume production of intravenous catheters. Prior to her employment with Becton-Dickinson, Ms. Critzer held a variety of manufacturing, quality control, and engineering positions with General Motors Corporation.

          A. Paul Harding joined the Company as Vice President, Sales and Marketing in November 1995, having spent the previous 15 years with Bayer Diagnostics, a division of Bayer AG ("Bayer"), a leading manufacturer and marketer of glucose monitoring products. At Bayer, Mr. Harding held various sales and marketing positions in U.S. and foreign markets, most recently as Vice President, U.S.

Marketing and National Accounts, where he was responsible for business strategy for the five diagnostic businesses and management of sales, marketing and distributor relations personnel. Prior to that position, Mr. Harding was Director of Marketing, U.S. Diabetes Products, where he was responsible for marketing and sales strategy, including market research functions. Mr. Harding also served as Area Marketing Director - Asia/Pacific at Bayer, where he was responsible for achievement of the business objectives of several subsidiary companies and directly managed sales, marketing and customer support groups.

          Richard F. Mussmann joined the Company in July 1997 as Vice President, Research and Development. Before joining the Company, Mr. Mussmann served for one year as Product Management Vice President of Telogy Networks, an embedded communications software company, where he was responsible for product definition and planning, marketing programs, and key customer relations. From 1993 to 1995, Mr. Mussmann was Group Director, New Product Development for Ethicon Endo-surgery, a developer and manufacturer of minimally-invasive surgical instruments, where he was responsible for the successful development and launch of ten new products. From 1989 to 1993, Mr. Mussmann served as Director of Corporate Accounts and Research and Development Project Engineering Manager at Boehringer Mannheim Corporation, where he worked on the development of several new products, including the Advantage(R) Blood Glucose Monitor. Mr. Mussmann also held various engineering and engineering management positions while employed for 11 years at AT&T Bell Laboratories.

          In January 1998, the Company announced that it had begun a search for a successor to Mr. Solomon. It is expected that this search will take approximately six more months and that Mr. Solomon will remain as President, Chief Executive Officer and Director until his successor commences employment with the Company or September 30, 1998, whichever is sooner.

ITEM 2.  PROPERTIES

          The Company currently leases approximately 42,000 square feet of space at 2800 Patton Road, St. Paul, Minnesota. The lease expires on September 30, 2000. The Company believes its facilities will be adequate for its needs through completion of the development of the LifeGuide System. A minor space expansion at its existing location will be required to accommodate increased staffing prior to commercial introduction once development of the LifeGuide System is complete.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is listed and traded on the Nasdaq National Market under the symbol NTEG. The following table sets forth the high and low sale prices per share for the Company's common stock as reported by the Nasdaq National Market for the quarterly periods indicated since the Company's common stock began trading on June 26, 1996:

                           High    Low
                          ------  -----
Second Quarter 1996.....  $10.25  $9.44
Third Quarter 1996......  $11.13  $8.50
Fourth Quarter 1996.....  $13.75  $8.63

First Quarter 1997......  $10.25  $6.00
Second Quarter 1997.....  $10.25  $2.75
Third Quarter 1997......  $ 8.75  $5.50
Fourth Quarter 1997.....  $ 6.00  $3.00

          At March 20, 1998, the Company had 124 shareholders  of record.

          The Company has not declared or paid any cash dividends on its capital stock since its inception. The Company currently intends to invest any earnings in the development and expansion of its business and does not intend to pay dividends in the foreseeable future. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

          The net proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds in the approximate amounts set forth below:

          Investment in short-term, interest bearing securities,
            primarily investment grade commercial paper  and
            money market funds                                     $ 21,750,000
          Capital expenditures                                        1,600,000
            Research and development and clinical and regulatory
                preparation                                           1,780,000
            Manufacturing scale-up and marketing activities             810,000
            Working capital and other general corporate purposes        160,000
                  Total use of proceeds                            $ 26,100,000

Except for officer compensation and relocation payments totaling $578,433 in the aggregate, director compensation totaling $46,500 in the aggregate, and consulting fees paid to a director totaling $30,375, none of the net proceeds from the Company's initial public offering were paid directly or indirectly to
(i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

          The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere herein. The statements of operations data for the years ended December 31, 1995, 1996 and 1997 and for the period from April 3, 1990 (inception) to December 31, 1997, and the balance sheet data at December 31, 1996 and 1997 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The statements of operations data for the years ended December 31, 1993 and 1994 and the balance sheet data at December 31, 1993, 1994 and 1995 are derived from audited financial statements not included herein.

                      SELECTED STATEMENTS OF OPERATIONS DATA
                     (in thousands, except per share data)

                                                                                Period from
                                                                               April 3, 1990
                                                                               (Inception) to
                                        Year Ended December 31,                 December 31,
                              ------------------------------------------------  ------------
                                1997       1996      1995      1994      1993      1997
                              --------   -------   -------   -------    ------  ------------
Operating loss                ($12,462)  ($9,920)  ($5,281)  ($2,522)   ($679)    ($32,453)
Net loss                      ($11,564)  ($9,083)  ($5,049)  ($2,492)   ($683)    ($30,438)
Net loss per share:
   Basic and diluted          ($  1.24)   ($1.86)  ($11.65)   ($7.72)  ($2.73)     ($17.40)
Weighted average
  number of common
 shares outstanding:
   Basic and diluted             9,305     4,889       433       323      250        1,749

                          SELECTED BALANCE SHEET DATA
                      (in thousands, except employee data)

                                                 December 31,
                                 ---------------------------------------------
                                  1997     1996     1995      1994      1993
                                 -------  -------  -------  --------  --------
Current assets                   $21,914  $34,151  $15,860  $   569   $   115
Current liabilities                2,340    1,574      523      354       231
Working capital                   19,574   32,577   15,337      215      (116)
Total assets                      29,216   37,716   17,376    1,247       195
Long-term obligations              3,030    1,298      447      499        24
Shareholders' equity
  (deficiency)                    23,846   34,844   16,405   (4,738)   (2,246)
Number of full time employees         79       63       45       19         7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Integ, a development stage company, was incorporated on April 3, 1990 to develop the LifeGuide System, a next generation, hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger-stick" technologies. By using the Company's proprietary interstitial fluid sampling technology, the LifeGuide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample.

RESULTS OF OPERATIONS

          From inception through December 31, 1997, the Company has incurred losses totaling $30,438,348, consisting of $16,086,149 of research and development expenses, $6,804,184 of general and administrative expenses, $4,997,189 of manufacturing development expenses and $2,550,826 of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

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

          General: Net losses increased to $11,564,391 during 1997, up from $9,083,432 during 1996 and $5,048,730 during 1995.

          Research and development expenses: Research and development expenses increased to $5,318,900 during 1997 from $4,802,773 during 1996 and $2,824,057 during 1995. The increase in research and development expenses in 1997 is primarily attributable to increases in staffing costs ($504,000) and consulting and contractor expenses ($400,000), which were partially offset by lower licensing fees ($200,000) and facility costs ($166,000). The increase in research and development expenses in 1996 when compared to 1995 is primarily attributable to increases in staffing costs ($510,000), prototype material ($502,000), consulting expenses ($446,000), licensing fees ($200,000) and depreciation ($155,000). The increase in research and development expenses in 1995 when compared to 1994 is primarily attributable to increases in prototype material ($418,000) and staffing costs ($407,000).

          Manufacturing development expenses: Manufacturing development expenses increased to $2,513,224 during 1997 from $1,623,122 during 1996 and $805,413 during 1995. The increase in manufacturing development expenses in 1997 is primarily attributable to increases in pre-manufacturing expenses, consisting of facility costs associated with the additional space being allocated to manufacturing for setting up the initial automated assembly line for the LifeGuide Key ($381,000), staffing costs ($346,000), prototype materials and tooling expenses ($198,000), and higher travel costs associated with the development of the automated assembly line ($76,000), which were partially offset by lower consulting expenses ($196,000). The increase in manufacturing development expenses in 1996 when compared to 1995 is primarily attributable to increases in staffing costs ($382,000) and consulting expenses ($157,000). The increase in manufacturing development expenses in 1995 when compared to 1994 is primarily attributable to increases in staffing costs ($503,000) and consulting expenses ($78,000).

          Clinical and regulatory expenses: Clinical and regulatory expenses increased to $1,168,187 during 1997 from $791,481 during 1996 and $338,592 during 1995. The increase in clinical and regulatory expenses in 1997 is primarily attributed to increases in staffing costs ($427,000) which were partially offset by decreases in consulting expenses ($95,000). The increase in clinical and regulatory expenses in 1996 when compared to 1995 is primarily attributable to increases in staffing costs ($245,000) and consulting expenses ($116,000). The increase in clinical and regulatory expenses in 1995 when compared to 1994 is primarily attributable to increases in staffing costs ($155,000) and consulting expenses ($63,000).

          General and administrative expenses: General and administrative expenses increased to $2,681,615 during 1997 from $1,749,467 during 1996 and $912,842 during 1995. The increase in general and administrative expenses in 1997 included a special charge totaling $654,000 associated with the planned resignation of the Company's President and Chief Executive Officer in 1998. The remaining increase in general and administrative expenses in 1997 is primarily attributable to increases in staffing costs ($126,000) and various insurance, investor and director costs associated with being a public company ($219,000), which were partially offset by lower consulting expenses ($76,000). The increase in general and administrative expenses in 1996 when compared to 1995 is primarily attributable to increases in staffing costs ($298,000), various insurance, investor and director costs associated with being a public company ($282,000) and consulting expenses ($120,000). The increase in general and administrative expenses in 1995 when compared to 1994 is primarily attributable to higher staffing costs.

          Sales and marketing expenses: Sales and marketing expenses totaled $779,732, $953,112 and $399,947 during 1997, 1996 and 1995, respectively. The decrease in sales and marketing expenses in 1997 is primarily attributable to lower staffing costs. The increase in sales and marketing expenses in 1996 when compared to 1995 is primarily attributable to increases in staffing costs. The increase in sales and marketing expenses in 1995 when compared to 1994 is primarily attributable to higher staffing costs ($129,000) and higher expenses associated with market research and other marketing programs ($103,000).

          Interest income: Interest income increased to $1,564,190 during 1997 from $1,306,460 during 1996 and $580,840 in 1995. The increase in interest income in 1997 and 1996 resulted from higher average balances of cash and cash equivalents resulting from the investment of net proceeds totaling approximately $26 million received in July 1996 from the Company's initial public offering.

          Interest expense: Interest expense increased to $684,001 during 1997 from $226,959 during 1996 and $348,719 in 1995. The increase in interest expense in 1997 is attributable to increased borrowings against the line of credit agreement signed in 1996. Approximately $3 million was borrowed in 1997 as compared to $1.3 million in 1996. The decrease in interest expense in 1996 when compared to 1995 is primarily attributable to the conversion of $2.9 million of bridge loan debt into Series E Preferred Stock in June 1995.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowing under an equipment loan agreement totaling approximately $4.3 million. As of December 31, 1997 the Company had cash and cash equivalents of approximately $21.8 million and working capital of $19.6 million.

          In 1998, the Company expects to focus its resources on resolving the remaining technical issues in order for the LifeGuide System to meet its required specifications. As a result of the uncertain nature of developing a product of this type, the Company is not able to estimate how long it will take to achieve the required performance level of the LifeGuide System. The Company expects to continue to use cash at a rate between $3 million and $4 million per quarter until such time as it resolves these remaining technical issues. The Company believes that, at this rate of spending, its current cash balances, when combined with the $8.2 million unused portion of its line of credit facility, will be sufficient to fund its operations through approximately the third quarter of 1999. However, the Company expects that if it is successful at resolving the above mentioned technical issues, the use of cash for operations and capital equipment investments will increase substantially as it prepares for clinical trials and the market launch of the LifeGuide System. If the Company were able to resolve the above mentioned technical issues in the first half of 1998, the Company would need to raise additional debt or equity capital during the second half of 1998. The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System will meet the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials, and competition. See Exhibit 99.1 to this Form 10-K for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

          The Company believes that inflation has not had a material impact on its operations or liquidity to date.

YEAR 2000 IMPACT ON COMPUTER SYSTEMS

          The Company is currently conducting an inventory of all its computer systems. Software vendors will be contacted to verify year 2000 compliance, and where possible and deemed necessary, the Company's systems will be tested. The Company expects that all testing and replacing necessary will be completed by the first quarter of 1999. The Company does not anticipate that its expenses in becoming year 2000 compliant or the inability of any of the Company's suppliers or vendors to become year 2000 compliant will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's financial statements and notes thereto are included on pages F-1 to F-24 of this report. See Index to Financial Statements at page F for a listing of the financial information filed with this report.

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

ITEM 11.  EXECUTIVE COMPENSATION

          The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference, except that the information set forth under the caption "Report of Compensation Committee on Executive Compensation" and the "Comparative Stock Performance" graph are not incorporated herein by reference.

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

               2.   Financial Statement Schedules

          All financial statement schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of such schedules, or because the information required is included in the financial statements and notes thereto.

               3.   Exhibits

            Exhibit
            Number  Description
            ------  -----------

              3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              3.2 Amended Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              4.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              4.2 Form of Stock Warrant for Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              4.3 Form of Stock Warrant for Shares of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              4.4 Form of Purchase Warrant for Shares of Series E-2 Convertible Preferred Stock (incorporated by reference to
                    Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              4.5 Warrant to Purchase Shares of Common Stock, dated March 27, 1996, to Venture Lending & Leasing, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              4.6 Registration Rights Provisions applicable to shares of Preferred Stock (which were automatically converted into Common Stock upon the closing of the Company's initial public offering on July 1, 1996) (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

              4.7 Rights Agreement, dated November 26, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated December 6, 1996 (SEC file number 0-28420))

             10.1 Real Property Lease Agreement dated June 14, 1994 between the Company and Commers-Klodt III, and Amendment thereto dated November 6, 1995 (incorporated by reference to Exhibit
                    10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.2 Equipment Sublease Agreement dated August 15, 1992, between the Company and FIM, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.3 Equipment Sublease Agreement dated July 14, 1994, between the Company and FIM II, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.4 Loan Agreement dated March 27, 1996, between the Company and Venture Lending & Leasing, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.5 Amendment dated August 7, 1997 to the Loan Agreement dated March 27, 1996, between the Company and Venture Lending & Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (SEC file number 0-28420))

             10.6 *1990 Incentive and Stock Option Plan, including form of option agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.7 *1991 Incentive and Stock Option Plan, including form of option agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.8   *1994 Long-Term Incentive and Stock Option Plan (as revised and restated), including form of option agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.9 *1996 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.10 *Restricted Stock Award Agreement dated August 9, 1994 between the Company and Frank A. Solomon (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.11 *Amendment to Promissory Note dated August 15, 1996 from Frank A. Solomon to the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (SEC file number 0-28420))

             10.12 Form of Stock Option from the Company to Medical Innovation Fund (for options granted outside of the Stock Option Plans) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.13 *Consulting Agreement dated March 14, 1997 between the Company and Mark B. Knudson (incorporated by reference to
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (SEC file number 0-28420))

             10.14 *Change in Control Agreement dated May 1, 1996 between the Company and Frank A. Solomon (incorporated by reference to
                    Exhibit 10.13 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             10.15 *Form of Change in Control Agreement between the Company and its Vice Presidents (incorporated by reference to Exhibit
                    10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352))

             23.1   Consent of Ernst & Young LLP

             23.2   Consent of Moore & Hansen

             24     Powers of Attorney

             27     Financial Data Schedules

             99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
___________________

* Denotes management contracts and compensatory plans, contracts, and arrangements.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998             INTEG INCORPORATED



                                  By:   /s/  Frank A. Solomon
                                     -------------------------------------
                                     Frank A. Solomon
                                     President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

  /s/  Frank A. Solomon
-------------------------------------
Frank A. Solomon, President, Chief Executive Officer,             March 30, 1998
  Acting Chief Financial Officer (principal executive
  officer, principal financial and accounting officer)
  and Director



               *                                                  March 30, 1998
-------------------------------------
Mark B. Knudson, Ph.D, Director

               *                                                  March 30, 1998
-------------------------------------
Frank B. Bennett, Director


               *                                                  March 30, 1998
-------------------------------------
Terrance G. McGuire, Director

               *                                                  March 30, 1998
-------------------------------------
Robert R. Momsen, Director

               *                                                  March 30, 1998
-------------------------------------
Robert S. Nickoloff, Director

               *                                                  March 30, 1998
-------------------------------------
Walter L. Sembrowich, Ph.D, Director

               *                                                  March 30, 1998
-------------------------------------
Winston R. Wallin, Director


*By:  /s/ Frank A. Solomon
    ---------------------------------
    Frank A. Solomon
    Attorney-in-Fact**

_______________
   ** Executed on behalf of the indicated persons by Frank A. Solomon pursuant to the Power of Attorney included as Exhibit 24 to this annual report.

                               Integ Incorporated

                         Index to Financial Statements
                         -----------------------------

                                                                      Page Number
                                                                      ------------
Report of Independent Auditors                                            F-1

Balance Sheets as at December 31, 1997 and December 31, 1996              F-2

Statements of Operations for the Years Ended December 31, 1997,           F-3
1996 and 1995 and for the period from April 3, 1990 (inception) to
December 31, 1997

Statements of Shareholders' Equity from April 3, 1990 (inception)       F-4 to F-8
to December 31, 1997

Statements of Cash Flows for the  Years Ended December 31, 1997,       F-9 to F-10
1996 and 1995 and for the period from April 3, 1990 (inception) to
December 31, 1997

Notes to Financial Statements                                         F-11 to F-24

                        Report of Independent Auditors


Board of Directors
Integ Incorporated

We have audited the accompanying balance sheets of Integ Incorporated (a development stage company) as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997, and for the period from April 3, 1990 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integ Incorporated at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and for the period from April 3, 1990 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                         /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 13, 1998

                               Integ Incorporated
                         (A Development Stage Company)

                                 Balance Sheets


                                                                                  DECEMBER 31
                                                                      ----------------------------------
                                                                           1997                 1996
                                                                      -------------        -------------
ASSETS
Current assets:
 Cash and cash equivalents                                             $ 21,776,757         $ 33,879,608
 Receivables                                                                                     113,254
 Prepaid expenses                                                           137,037              157,933
                                                                       ------------         ------------
Total current assets                                                     21,913,794           34,150,795
                                                                       ------------         ------------

Furniture and equipment                                                   8,464,943            3,701,648
Less accumulated depreciation                                            (1,644,051)            (821,476)
                                                                       ------------         ------------
                                                                          6,820,892            2,880,172
Other assets                                                                481,607              684,933
                                                                       ------------         ------------
Total assets                                                           $ 29,216,293         $ 37,715,900
                                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                 $  1,384,551         $  1,236,348
 Current portion of capital lease obligations                               155,901              140,167
 Current portion of long-term debt                                          799,913              197,110
                                                                       ------------         ------------
Total current liabilities                                                 2,340,365            1,573,625
                                                                       ------------         ------------
Long-term liabilities:
 Capital lease obligations, less current portion                            159,673              306,995
 Long-term debt, less current portion                                     2,870,061              991,489
                                                                       ------------         ------------
Total long-term liabilities                                               3,029,734            1,298,484
                                                                       ------------         ------------
Shareholders' equity:
 Common Stock, par value $.01 per share:
  Authorized shares  20,000,000
  Issued and outstanding shares  9,366,666 - 1997;
  9,275,704  1996                                                            93,667               92,757
 Additional paid-in capital                                              54,518,671           54,269,333
 Deficit accumulated during the development stage                       (30,438,348)         (18,873,957)
                                                                       ------------         ------------
                                                                         24,173,990           35,488,133
 Deferred compensation                                                     (327,796)            (644,342)
                                                                       ------------         ------------
Total shareholders' equity                                               23,846,194           34,843,791
                                                                       ------------         ------------
Total liabilities and shareholders' equity                             $ 29,216,293         $ 37,715,900
                                                                       ============         ============

See accompanying notes.

                               Integ Incorporated
                         (A Development Stage Company)

                            Statements of Operations


                                                                                           APRIL 3, 1990
                                                 YEAR ENDED DECEMBER 31                   (INCEPTION) TO
                                     --------------------------------------------           DECEMBER 31,
                                          1997            1996            1995                  1997
                                     ------------     -----------     -----------         --------------
Operating expenses:
 Research and development            $  5,318,900     $ 4,802,773     $ 2,824,057           $ 16,086,149
 Manufacturing development              2,513,224       1,623,122         805,413              4,997,189
 Clinical and regulatory                1,168,187         791,481         338,592              2,369,374
 General and administrative             2,681,615       1,749,467         912,842              6,804,184
 Sales and marketing                      779,732         953,112         399,947              2,195,850
                                     ------------     -----------     -----------           ------------
                                       12,461,658       9,919,955       5,280,851             32,452,746
                                     ------------     -----------     -----------           ------------
Operating loss                        (12,461,658)     (9,919,955)     (5,280,851)           (32,452,746)

Other income (expense):
 Interest income                        1,564,190       1,306,460         580,840              3,538,878
 Interest expense                        (684,001)       (226,959)       (348,719)            (1,298,580)
 Other                                     17,078        (242,978)                              (225,900)
                                     ------------     -----------     -----------           ------------
                                          897,267         836,523         232,121              2,014,398
                                     ------------     -----------     -----------           ------------
Net loss for the period
 and deficit accumulated
 during development stage            $(11,564,391)    $(9,083,432)    $(5,048,730)          $(30,438,348)
                                     ============     ===========     ===========           ============

Net loss per share
  Basic and diluted                        $(1.24)         $(1.86)        $(11.65)               $(17.40)
                                     ============     ===========     ===========           ============

Weighted average number of
common shares outstanding
  Basic and diluted                     9,305,332       4,889,245         433,333              1,749,273
                                     ============     ===========     ===========           ============


See accompanying notes.

                               Integ Incorporated
                         (A Development Stage Company)

           Statement of Changes in Shareholders' Equity (Deficiency)


                                                                                         DEFICIT
                                           CONVERTIBLE                                 ACCUMULATED
                                            PREFERRED      COMMON STOCK    ADDITIONAL   DURING THE
                                          --------------  ---------------   PAID-IN    DEVELOPMENT    DEFERRED
                                          SHARES  AMOUNT  SHARES   AMOUNT   CAPITAL       STAGE     COMPENSATION    TOTAL
                                          ------  ------  -------  ------  ----------  -----------  ------------  ----------
Founders' Common Stock issued during
 April 1990 at $.015 per share                --  $   --  250,000  $2,500   $  1,250    $      --     $     --     $   3,750
Net loss for the period                       --      --       --      --         --     (290,900)          --      (290,900)
                                          ------  ------  -------  ------  ----------  -----------  ------------  ----------
Balance at December 31, 1990                  --      --  250,000   2,500      1,250     (290,900)          --      (287,150)
Net loss for the year                         --      --       --      --         --     (622,016)          --      (622,016)
                                          ------  ------  -------  ------  ----------  -----------  ------------  ----------
Balance at December 31, 1991                  --      --  250,000   2,500      1,250     (912,916)          --      (909,166)
Net loss for the year                         --      --       --      --         --     (653,934)          --      (653,934)
                                          ------  ------  -------  ------  ----------  -----------  ------------  ----------
Balance at December 31, 1992                  --      --  250,000   2,500       1,250  (1,566,850)          --    (1,563,100)
Net loss for the year                         --      --       --      --          --    (682,725)          --      (682,725)
                                          ------  ------  -------  ------  ----------  -----------  ------------  ----------
Balance at December 31, 1993                  --      --  250,000   2,500       1,250  (2,249,575)          --    (2,245,825)
Deferred compensation related to
 restricted stock grant                       --      --  183,333   1,833     149,417          --      (151,250)          --
Net loss for the year                         --      --       --      --          --  (2,492,220)           --   (2,492,220)
                                          ------  ------  -------  ------  ----------  ----------   ------------  ----------
Balance at December 31, 1994
 (carried forward)                            --      --  433,333   4,333     150,667  (4,741,795)     (151,250)  (4,738,045)

                               Integ Incorporated
                         (A Development Stage Company)

     Statement of Changes in Shareholders' Equity (Deficiency) (continued)


                                                                                         DEFICIT
                                             CONVERTIBLE                                 ACCUMULATED
                                              PREFERRED      COMMON STOCK    ADDITIONAL   DURING THE
                                            --------------  ---------------   PAID-IN    DEVELOPMENT    DEFERRED
                                            SHARES  AMOUNT  SHARES   AMOUNT   CAPITAL       STAGE     COMPENSATION    TOTAL
                                            ------  ------  -------  ------  ----------  -----------  ------------  ----------
Balance at December 31, 1994
 (brought forward)                              --  $   --  433,333  $4,333  $  150,667  $(4,741,795)   $(151,250)  $(4,738,045)
Previously issued redeemable convertible
 preferred stock; all shareholders agreed
 to cancel their respective redemption
 privileges during June 1995:
  Series A Convertible Preferred,
   authorized 928,571 shares, liquidating
   preference of $.56 per share, sold
   during April and November 1990          928,571   9,286       --      --     510,714           --           --       520,000
  Series B Convertible Preferred,
   authorized 800,000 shares, liquidating
   preference of $1.00 per share, sold
   during May 1991                         800,000   8,000       --      --     792,000           --           --       800,000
  Series C Convertible Preferred,
   authorized 356,000 shares, liquidating
   preference of $2.50 per share, sold
   during January 1992 to
   May 1993                                346,000   3,460       --      --     861,540           --           --       865,000
  Series D Convertible Preferred,
   authorized 1,209,731 shares,
   liquidating preference of $2.75 per
   share, less offering expenses of
   $7,245, sold during February and May
   1994                                  1,074,372  10,743       --      --   2,936,534           --           --     2,947,277

                               Integ Incorporated
                         (A Development Stage Company)

     Statement of Changes in Shareholders' Equity (Deficiency) (continued)


                                                                                                DEFICIT
                                             CONVERTIBLE                                      ACCUMULATED
                                              PREFERRED         COMMON STOCK     ADDITIONAL    DURING THE
                                            ---------------   ----------------    PAID-IN     DEVELOPMENT    DEFERRED
                                            SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL        STAGE     COMPENSATION     TOTAL
                                            ------   ------   -------   ------   ----------   -----------  ------------   ----------

  Series E Convertible Preferred Class 1,
   authorized 5,879,655, liquidating
   preference of $4.00 per share, less
   offering expenses of $1,861,168, sold
   during June 1995                      5,604,655  $56,047        --   $  --   $20,501,405   $        --   $       --   $20,557,452


Value of warrants to purchase Preferred
 Stock issued in connection with bridge
 loan financing                                 --       --        --      --       179,800            --           --       179,800


Value of stock options to purchase Common
 Stock issued for consulting services           --       --        --      --        24,000            --           --        24,000


Value of options and warrants to purchase
 Common Stock issued in connection with
 guarantee of leases                            --       --        --      --       104,841            --           --       104,841


Value related to the extension of the
 exercise period of certain stock options
 previously granted to individuals              --       --        --      --         6,750            --           --         6,750


Deferred compensation related to stock
 options                                        --       --        --      --       960,208            --     (960,208)           --


Amortization of deferred compensation           --       --        --      --            --            --      187,106       187,106

Net loss for the year                           --       --        --      --            --    (5,048,730)          --   (5,048,730)

                                            ------   ------   -------   ------   ----------   -----------  ------------   ----------

Balance at December 31, 1995
(carried forward)                        8,753,598   87,536   433,333   4,333    27,028,459    (9,790,525)    (924,352)  16,405,451

                               Integ Incorporated
                         (A Development Stage Company)

     Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                                                              DEFICIT
                                          CONVERTIBLE                                       ACCUMULATED
                                           PREFERRED          COMMON STOCK     ADDITIONAL    DURING THE
                                        ---------------     ----------------    PAID-IN     DEVELOPMENT    DEFERRED
                                        SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL        STAGE     COMPENSATION     TOTAL
                                        ------    ------    -------   ------   ----------   -----------  ------------   ----------
Balance at December 31, 1995
(brought forward)                    8,753,598   $ 87,536   433,333   $ 4,333  $27,028,459  $ (9,790,525)  $(924,352)   $16,405,451
Value of warrants to purchase
 Common Stock issued in
 connection with equipment
 loan agreement                            --        --          --        --      874,416            --          --        874,416
Shares issued in connection
 with initial public offering
 less offering expenses of
 $2,375,706                                --        --   3,000,000    30,000   26,094,294            --          --     26,124,294

Conversion of preferred stock      (8,753,598)  (87,536)  5,835,705    58,357       29,179            --          --             --
Shares issued pursuant to
 exercise of stock options                 --        --       6,666        67        7,056            --          --          7,123
Deferred compensation related
 to stock options                          --        --          --        --       56,329            --     (56,329)            --
Value of options granted
 to purchase Common Stock
 issued for consulting
 services                                  --        --          --        --      179,600            --    (179,600)            --

Amortization of deferred
 compensation                              --        --          --        --           --            --     515,939        515,939
Net loss for the year                      --        --          --        --           --    (9,083,432)         --     (9,083,432)
                                     ---------   --------   -------   -------  -----------  ------------   ---------    -----------
Balance at December 31, 1996
 (carried forward)                         --        --   9,275,704    92,757   54,269,333   (18,873,957)   (644,342)    34,843,791

                               Integ Incorporated
                         (A Development Stage Company)

     Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                                                              DEFICIT
                                          CONVERTIBLE                                       ACCUMULATED
                                           PREFERRED          COMMON STOCK     ADDITIONAL    DURING THE
                                        ---------------    -----------------    PAID-IN     DEVELOPMENT    DEFERRED
                                        SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL        STAGE     COMPENSATION     TOTAL
                                        ------    ------   --------   ------   ----------   -----------  ------------   ----------
Balance at December 31, 1996
(brought forward)                          --     $   --  9,275,704  $92,757  $54,269,333  $(18,873,957)  $(644,342)   $ 34,843,791

Shares issued pursuant to employee
 stock purchase plan and exercise
 of stock options                          --         --     69,154      692      111,624            --          --         112,316

Shares issued pursuant to exercise of
 warrants, net of 9,303 redeemed           --         --     21,808      218       66,444            --          --          66,662


Amortization of deferred compensation      --         --         --       --           --            --     294,484         294,484

Deferred compensation adjustment
for cancellation of stock options          --         --         --       --      (22,062)           --      22,062              --

Value related to the acceleration of
 vesting and extension of the exercise
 period of certain stock options
 previously granted to an officer and
 director                                  --         --         --       --       93,332           --          --           93,332

Net loss for the year                      --         --         --       --           --  (11,564,391)         --      (11,564,391)

                                        ------    ------   --------  -------  -----------  ------------  ------------  ------------
Balance at December 31, 1997               --       $ --  9,366,666  $93,667  $54,518,671 $(30,438,348)  $(327,796)    $ 23,846,194
                                        ======    ======   ========  =======  ===========  ============  ============  ============

See accompanying notes.

                               Integ Incorporated
                         (A Development Stage Company)

                            Statements of Cash Flows



                                                                                                            PERIOD FROM
                                                                                                           APRIL 3, 1990
                                                            YEAR ENDED DECEMBER 31                        (INCEPTION) TO
                                                -------------------------------------------------          DECEMBER 31,
                                                     1997             1996               1995                   1997
                                                -------------     ------------       ------------          -------------
OPERATING ACTIVITIES:
 Net loss                                       $(11,564,391)     $(9,083,432)       $(5,048,730)          $(30,438,348)
 Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation                                     824,348          543,717            203,184              1,680,216
    Deferred compensation amortization               294,484          515,939            187,106                997,529
    Amortization of loan commitment fee               77,463          172,611                                   250,074
    Loss on sale of equipment and deposit
     write-off                                        27,436           68,209                                    95,645
    Value of options and warrants related
     to debt financing, lease guarantee,
     extension of options and consulting
     services                                        116,334           23,321            231,481                371,136
    Changes in operating assets and
     liabilities:
       Receivables                                    84,425          (72,261)             8,648                (28,829)
       Prepaid expenses and other assets              (7,213)         (90,682)          (109,757)              (230,007)
       Accounts payable and accrued
        expenses                                     148,203          860,535            156,097              1,384,551
                                                -------------     ------------       ------------          -------------
Net cash used in operating activities             (9,998,911)      (7,062,043)        (4,371,971)           (25,918,033)
                                                -------------     ------------       ------------          -------------
INVESTING ACTIVITIES:
 Purchase of furniture and equipment              (4,756,243)      (2,095,773)          (884,931)            (7,794,715)
 Proceeds from sale of furniture and
 equipment                                             3,750           18,500                                    46,829
                                                -------------     ------------       ------------          -------------
 Net cash used in investing activities            (4,752,493)      (2,077,273)          (884,931)            (7,747,886)
                                                -------------     ------------       ------------          -------------
FINANCING ACTIVITIES:
 Proceeds from sale of Convertible
  Preferred Stock                                                                     17,657,452             22,789,732
 Proceeds from bridge loan debt                                                        2,900,000              2,900,000
 Proceeds from borrowings under loan
  agreement                                        2,995,879        1,352,274                                 4,348,153
 Payments on long-term debt                         (383,533)        (147,330)                                 (530,863)
 Payments on capital lease obligations              (142,771)         (81,575)           (38,370)              (378,491)
 Proceeds from sale of Common Stock                  178,978       26,131,417                                26,314,145
                                                -------------     ------------       ------------          -------------
 Net cash provided by financing activities         2,648,553       27,254,786         20,519,082             55,442,676
                                                -------------     ------------       ------------          -------------
 (Decrease) increase in cash and cash
  equivalents                                    (12,102,851)      18,115,470         15,262,180             21,776,757
 Cash and cash equivalents at beginning of
  period                                          33,879,608       15,764,138            501,958
                                                -------------     ------------       ------------          -------------
 Cash and cash equivalents at end of period     $ 21,776,757      $33,879,608        $15,764,138           $ 21,776,757
                                                =============     ============       ============          =============

                               Integ Incorporated
                         (A Development Stage Company)

                      Statements of Cash Flows (continued)



                                                                                             Period from
                                                                                            April 3, 1990
                                                             YEAR ENDED DECEMBER 31        (Inception) to
                                                   ---------------------------------------  DECEMBER 31,
                                                       1997          1996         1995          1997
                                                   ------------  ------------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fixed assets capitalized under capital lease and
 loan agreements                                      $11,182     $      --     $  130,260    $  141,442

The Company converted $2,900,000 of debt into
Series E Convertible Preferred Stock.                 $    --     $      --     $2,900,000    $2,900,000


See accompanying notes.

                              Integ Incorporated
                         (A Development Stage Company)

                         Notes to Financial Statements

                               December 31, 1997

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1996 and 1997, the Company's cost of investments in government securities approximated market value, with no resulting unrealized gains and losses recognized. The cash equivalents are considered available-for-sale.

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

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earrings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

AUTOMATIC CONVERSION OF PREFERRED STOCK

Upon the closing of the initial public offering on July 1, 1996, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 5,835,705 shares of common stock.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

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

3. CAPITAL AND OPERATING LEASES

The Company leases its office facility and certain office equipment under operating leases. Rent expense of $251,724, $369,880 and $432,686 was recorded for noncancelable operating leases and sub-leases for the years ended
December 31, 1995, 1996 and 1997, respectively. Future minimum lease commitments for operating leases with remaining terms in excess of one year, excluding executory costs such as real estate taxes, insurance and maintenance expense, are payable as follows:

Year ending December 31:
  1998                                         $  393,498
  1999                                            398,931
  2000                                            299,057
                                               ----------
                                               $1,091,486
                                               ==========

The Company leases certain furniture and laboratory and office equipment under other leases which are accounted for as capital leases for financial statement purposes. The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

                                                           DECEMBER 31
                                                   1997                  1996
                                                 ---------            ---------
 Cost                                            $ 665,499            $ 686,449
 Less accumulated amortization                    (471,566)            (323,393)
                                                 ---------            ---------
                                                 $ 193,933            $ 363,056
                                                 =========            =========

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



3. CAPITAL AND OPERATING LEASES (CONTINUED)

Future minimum lease payments required under capital leases together with the present value of the net future minimum lease payments at December 31, 1997 are as follows:

Year ending December 31:
  1998                                                             $ 178,883
  1999                                                               153,674
  2000                                                                14,218
                                                                   ---------
  Total minimum lease payments                                       346,775
  Less amount representing interest                                  (31,201)
                                                                   ---------
  Present value of net minimum payments                              315,574
  Less current portion                                              (155,901)
                                                                   ---------
  Capital lease obligations, net of current portion                $ 159,673
                                                                   =========

4. LONG-TERM DEBT

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expires December 31, 1998. The Company borrowed $1,352,274 and $2,995,879 in 1996 and 1997, respectively, under this agreement.

                                                                                       DECEMBER 31
                                                                                   1997             1996
                                                                               -------------  --------------
10.65% note payable for equipment loan, due in monthly installments
 of $26,495 through February 2000, and $138,962 due April 2000                 $  643,577         $  813,120

10.65% note payable for equipment loan, due in monthly installments
 of $12,082 through November 2000, and $63,879 due January 2001                   347,912            375,479

10.65% note payable for equipment loan, due in monthly installments
 of $49,636 through February 2001, and $262,439 due April 2001                  1,530,634                 --

10.90% note payable for equipment loan, due in monthly installments
 of $35,507 through August 2001, and $186,943 due October 2001                  1,147,851                --
                                                                               -------------  --------------
                                                                                3,669,974          1,188,599
 Less current portion                                                            (799,913)          (197,110)
                                                                               -------------  --------------
 Long-term debt, net of current portion                                        $2,870,061         $  991,489
                                                                               =============  ==============

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


5. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK

During June 1995, all holders of Series A, B, C and D Convertible Preferred Stock agreed to cancel the redemption privileges.

Series A, B, C, D and E Convertible Preferred Shares were automatically converted three shares of preferred into two shares of common stock upon the closing of the public offering of the Company's securities on July 1, 1996.

During June 1995, the Company received net proceeds of $20,557,452 from the sale of 5,604,655 shares of its Series E Convertible Preferred Stock, Class 1. During January 1995, in anticipation of this pending offering, the Company received proceeds of $2,900,000 and issued one-year, 8.5% promissory notes under a bridge loan arrangement with certain investors, including $1,500,000 received from Medical Innovation Fund II (MIF II) and $500,000 received from Artesian Management, Inc. (Artesian), both significant shareholders of the Company. Upon consummation of the offering in June 1995, these promissory notes and all accrued interest thereon totaling $2,987,620 were automatically converted into 746,905 shares of Series E Convertible Preferred Stock, Class 1, at $4.00 per share. In connection with such bridge financing, investors received warrants for the purchase of 429,630 shares of Series E Convertible Preferred Stock, Class 2, at $3.375 per share (convertible into 286,420 shares of Common Stock at $5.06 per share), including warrants for 222,222 shares issued to MIF II and warrants for 74,074 shares issued to Artesian. The liquidating preference of the Series E Convertible Preferred Stock, Class 2, is $3.375 per share. The Company has included $179,800 as additional interest expense during the year ended December 31, 1995 which represents the value of the warrants issued in connection with the bridge loan (see Note 7).

6. UNDESIGNATED CAPITAL STOCK AUTHORIZATION AND STOCK SPLIT

On April 24, 1996, the Board of Directors approved a reverse stock split of 2-for-3 for the Company's common stock. Accordingly, all share, per share, weighted average share, and stock option information has been restated to reflect the split. The reverse stock split impacted the conversion prices of the preferred stock and the numbers of shares of common stock into which the preferred stock would convert but had no effect upon the numbers of preferred stock warrants and shares of preferred stock issued and outstanding.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



6. UNDESIGNATED CAPITAL STOCK AUTHORIZATION AND STOCK SPLIT (CONTINUED)

Accordingly, all preferred stock and preferred stock price amounts have not been adjusted for the reverse stock split. In addition, the Board of Directors approved an increase in the authorized shares of capital stock to 25,000,000, including 20,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

7. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS AND RESTRICTED STOCK GRANT

The Company has 1990, 1991 and 1994 stock option plans which provide for the issuance of incentive and nonqualified stock options and restricted stock grants to employees and consultants. Under the plans, the exercise price of options granted is determined by the Company's Board of Directors, but incentive stock options must be granted at exercise prices greater than or equal to the fair market value of the Company's stock as of the grant date. A total of 2,213,333 shares of the Company's common stock have been reserved for issuance under all three plans as of December 31, 1997.

Options outstanding were granted as follows:

                                                                                                WEIGHTED AVERAGE
                                          SHARES               PLAN             NON-PLAN            EXERCISE
                                        AVAILABLE            OPTIONS             OPTIONS             Price
                                        FOR GRANT          OUTSTANDING         OUTSTANDING         PER SHARE
                                  -------------------------------------------------------------------------------
Balance at December 31, 1994              31,017             298,983              42,993              $0.83
 Shares reserved                         400,000                  --                  --                 --
 Granted at market price                 (80,663)             80,663                  --               0.83
 Granted below market price             (351,963)            351,963                  --               1.14
 Canceled                                 84,657             (84,657)                 --               0.83
                                  ------------------------------------------------------
Balance at December 31, 1995              83,048             646,952              42,993               0.98
 Shares reserved                       1,300,000
 Granted at market price                (452,745)            452,745                  --               9.63
 Granted below market price              (81,747)             81,747                  --               8.81
 Exercised                                                    (6,666)                 --               1.07
 Canceled                                 15,000             (15,000)                 --               9.88
                                  ------------------------------------------------------
Balance at December 31, 1996             863,556           1,159,778              42,993               4.66
 Granted at market price                (618,625)            618,625                  --               6.26
 Exercised                                                   (47,953)                 --               0.84
 Canceled                                 15,483             (15,483)                 --               3.01
                                  ------------------------------------------------------
Balance at December 31, 1997             260,414           1,714,967              42,993              $5.34
                                  ======================================================

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                  ---------------------------------------------------    ------------------------------------
                                       WEIGHTED
                                       AVERAGE
                                      REMAINING                                                 WEIGHTED
RANGE OF EXERCISE         NUMBER      CONTRACTUAL    WEIGHTED AVERAGE      NUMBER               AVERAGE
      PRICES           OUTSTANDING       LIFE        EXERCISE PRICE      EXERCISABLE         EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------
$  .83 -  $1.20           635,240     6.69 years          $ .99            452,794               $0.93
  3.50 -  $5.75           339,625     9.82 years           4.69
  6.00 -  $8.75           172,750     9.41 years           7.32             54,373                7.05
  9.00 - $12.25           610,345     8.62 years           9.68            203,815                9.71
                      -------------                                      -----------
$  .83 - $12.25         1,757,960     8.23 years          $5.34            710,982               $3.92
                      =============                                      ===========

During 1991 and 1993, the Company granted options outside the plans to purchase 42,993 shares of the Company's common stock at $.83 per share to Medical Innovation Fund ("MIF"), a significant shareholder of the Company (see Note 10).

Options outstanding expire at various dates during the period from October 2000 through December 2007. The number of options exercisable as of December 31, 1995, 1996 and 1997 were 295,427, 481,736 and 710,982, respectively, at weighted average prices of $.94, $2.38 and $3.92 per share, respectively.

The weighted average grant date fair value of options granted at market prices during the years ended December 31, 1995, 1996 and 1997 was $.62, $7.18 and $4.92 per share, respectively. The weighted average grant date fair value of options granted below market prices during the years ended December 31, 1995 and 1996 was $4.01 and $6.93 per share, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997: risk free interest rates of 6.37%, 6.59% and 6.33%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of .562, .562 and .656, respectively; and a weighted-average life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                       1997                 1996                1995
                                                ---------------------------------------------------------
 Pro forma net loss                               $(13,535,200)         $(9,662,422)         $(5,085,863)
 Pro forma net loss per common share-basic and
  diluted                                         $      (1.45)         $     (1.82)         $     (2.44)

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The pro forma effect on net loss for 1995, 1996 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

DEFERRED COMPENSATION

During August 1994, the Company issued a restricted stock grant under the Company's stock option plans to its President and Chief Executive Officer for 183,333 shares of common stock at a fair market value determined to be $.83 per share in exchange for two promissory notes. The Company recognized $151,250 as deferred compensation and is amortizing this amount ratably over the restriction period of three years and, during the year ended December 31, 1995, 1996, and 1997, $109,937, $38,863, and $2,450 was expensed, respectively. In addition to the shares being held by the Company until the restriction lapse occurs, the President and Chief Executive Officer signed two notes in the amount of the fair market value of the stock grant. In 1995 and 1996, $24,291 and $102,892, respectively, of principal and accrued interest was forgiven and the Company awarded this individual an additional bonus adequate to cover related income taxes due on this debt forgiveness.

During 1995 and 1996 options were granted to purchase a total of 433,710 shares of the Company's common stock at exercise prices below the current market price. The Company recognized $960,208 and $56,329 during the years ended 1995 and 1996, respectively, as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation is amortized ratably over the vesting period of the options. For the years ended 1995, 1996 and 1997, $77,169, $477,076 and $314,096, respectively, was expensed.

During 1996, the Company granted 30,000 options to certain advisors of the Company. In accordance with FASB 123, the Company recognized $179,600 as deferred compensation. The deferred compensation is amortized ratably over the vesting period of the options. In 1996 and 1997, $65,279 and $87,835 was charged to expense.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The remaining unamortized deferred compensation is expected to be charged to operations as follows:

 1998                                             $126,206
 1999                                               67,233
 2000                                               23,437
 2001                                               23,338
 2002                                               23,338
 Thereafter                                         64,244
                                               -----------
                                                  $327,796
                                               ===========

WARRANTS

In connection with the sale of Series C Convertible Preferred Stock during 1992 and 1993, the Company issued warrants to the holders for the purchase of 46,665 shares (including warrants for 13,333 shares issued to MIF (see Note 10), and warrants for 17,778 shares issued to Artesian Capital Limited Partnership) of its common stock exercisable immediately at a price of $3.75 per share. These MIF and Artesian Capital Limited Partnership warrants were exercised in 1997 and the remaining warrants expire at various dates during the period from January 1998 through May 1998. During May 1994 the Company issued warrants which expire during May 1999 to a consultant/stockholder for the purchase of 6,666 shares of common stock exercisable immediately at a price of $4.13 per share. The value of these warrants was determined to be $24,000, based on the value of the services received and was expensed. In addition, during March and December of 1994 and June 1995 the Company issued warrants for the purchase of 159,042 shares of Series D Convertible Preferred Stock (convertible into 106,027 shares of common stock at $4.13 per share) to MIF II, exercisable immediately at $2.75 per share (see Note 10). Warrants for the purchase of 27,273 shares expire during February 1999, warrants for the purchase of 108,085 shares expire during December 2004, and warrants for the purchase of 23,684 shares expire during June 2005.

In connection with the bridge loan arrangement during January 1995 discussed in
Note 5, the Company issued warrants to investors for the purchase of 429,630 shares of Series E Convertible Preferred Stock, Class 2, at $3.375 per share (convertible into 286,420 shares

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



7. STOCK OPTIONS AND WARRANTS (CONTINUED)

of common stock at $5.06 per share). These warrants expire during January 2005. The value of these warrants was determined to be $179,800 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the notes and was expensed as additional interest expense during 1995.

In consideration of the equipment loan agreement discussed in Note 4, the Company has agreed to issue warrants for the purchase of common stock equal to 8.8% of the total dollar value of the credit line available under the agreement. Warrants are to be issued as the line is funded, or at the expiration date of the line in December 1998 for any unfunded portion of the credit line. The value of these warrants was determined to be $874,416 and will be expensed over the term of the loan agreement. Each warrant is exercisable initially at $6.00 per share or, subsequent to any equity financing, at 80% of the per share price of each subsequent financing, if such occurs. Warrants for the purchase of 18,518 and 34,689 shares of common stock were issued in 1996 and 1997, respectively. The weighted average exercise price of these warrants was $6.43 and $7.60, respectively. These warrants expire in December 2003.

8. EMPLOYEE STOCK PURCHASE PLAN

The 1997 Employee Stock Purchase Plan (the Purchase Plan), as approved by the shareholders on June 4, 1997, is a qualified plan pursuant to Internal Revenue Code Section 423. The Purchase Plan allows eligible employees an opportunity to purchase an aggregate of 300,000 shares of the Company's common stock through a series of annual offerings for each calendar year (except for the initial purchase period of the Purchase Plan which was for a six month period beginning July 1, 1997). Payroll deductions between 1% and 10% of an employee's eligible compensation may be used to purchase stock at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock at the beginning or end of each purchase period. Under terms of the Purchase Plan, no participant may acquire more than 10,000 shares of the Company's common stock or more than $10,000 in aggregate fair market value of common stock (as determined at the beginning of each purchase period) during any purchase period. Common shares sold to employees under the Purchase Plan in 1997 totaled 21,201.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



8. EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

The fair value of the employees' rights under the Purchase Plan is estimated at the beginning of each purchase period (July 1 in 1997) using the Black-Scholes model with the following assumptions: no dividend yield; an expected life of six months; expected volatility of .656; and risk free interest rate of 6.50%. The fair market value of each purchase right granted for the six month period ended December 31, 1997 was $4.12.

9. INCOME TAXES

The Company has incurred net operating losses since inception. As of December 31, 1997, the Company had net operating losses (NOL) and research and development tax credit carryforwards of approximately $11,123,000 and $642,000, respectively, available to offset its future income tax liability. The NOL and tax credit carryforwards begin to expire in the year 2005. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited, if significant ownership changes have occurred.

Components of deferred tax assets at December 31 are as follows:

                                                           DECEMBER 31
                                                       1997           1996
                                                 -----------------------------

 Net operating loss and credit carryforward      $  4,757,000      $ 3,167,000
 Start-up costs                                     6,825,000        4,129,000
 Valuation allowance                              (11,582,000)      (7,296,000)
                                                 -----------------------------
 Net deferred tax assets                         $                 $
                                                 =============================

10. RELATED PARTY TRANSACTIONS

Laboratory and office furniture and equipment used by the Company with an original cost of approximately $801,000 as of December 31, 1996 and 1997 are leased under sublease arrangements with FIM, Inc. and FIM II, Inc., both entities related to the Company through MIF and MIF II, which are significant shareholders of the Company. These leases are accounted for as capital leases for financial statement purposes. In addition, MIF and MIF II have guaranteed future lease payments, of which approximately $306,995 is

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)



10. RELATED PARTY TRANSACTIONS (CONTINUED)

payable as of December 31, 1997. In consideration of such guarantee by MIF, the Company issued nonqualified options to MIF for the purchase of 42,993 shares of common stock exercisable immediately at a price of $.83 per share. Options for 30,523 shares expire during May 2001 and options for 12,470 shares expire during April 2003. The value of these options was determined to be $20,878 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the lease. Approximately $6,600, $633 and $313 was charged to interest expense during the years ended December 31, 1995, 1996 and 1997, respectively, and the remainder will be amortized over the term of the lease. In consideration of such guarantee by MIF II, the Company issued warrants to MIF II for the purchase of 131,769 shares of Series D Convertible Preferred Stock exercisable immediately at a price of $2.75 per share which are convertible into 87,845 shares of common stock at $4.13 per share. These warrants expire during the period from December 2004 through June 2005. The value of these warrants was determined to be $83,962 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the lease. Approximately $14,350, $22,688 and $22,689 was charged to interest expense during the year ended December 31, 1995, 1996 and 1997, respectively, and the remainder will be amortized over the term of the lease.

In consideration of a bridge loan arrangement during 1993, the Company issued to MIF II warrants for the purchase of 27,273 shares of Series D Convertible Preferred Stock exercisable immediately at a price of $2.75 per share. These warrants, which are convertible into 18,182 shares of common stock at $4.13 per share, expire during February 1999.

In consideration of the bridge loan arrangement during January 1995 discussed in
Note 7, the Company issued to MIF II warrants for the purchase of 222,222 shares of Series E Convertible Preferred Stock, Class 2, exercisable immediately at a price of $3.375 per share which are convertible into 148,148 shares of common stock at $5.06 per share. The value of these warrants was determined to be $93,000 of the $179,800 total discussed in Note 7. These warrants expire during January 2005.

                              Integ Incorporated
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)


10. RELATED PARTY TRANSACTIONS (CONTINUED)

From inception through December 31, 1995, the Company made payments under consulting agreements with two directors, one of which is a limited partner of MIF's general partner, and one shareholder. In 1995, the total expense under these agreements was $129,000. In 1996 and 1997, the Company made payments under a consulting agreement with a director who is a limited partner of MIF's general partner totaling $81,000 per year.

                               Integ Incorporated

                               Index of Exhibits
                               -----------------

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1997

Exhibit                                                             Page
Number              Description                                     Number
--------            -----------                                  -----------
  23.1     Consent of Ernst & Young LLP                     Filed Electronically

  23.2     Consent of Moore & Hansen                        Filed Electronically

  24       Powers of Attorney                               Filed Electronically

  27       Financial Data Schedules                         Filed Electronically

  99.1     Cautionary Statement for Purposes
           of the "Safe Harbor" Provisions of
           the Private Securities Litigation
           Reform Act of 1995                               Filed Electronically