Form 10-Q
period 1998-03-31
INTEG INCORP
filed 1998-05-14
CIK 920645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________


                         COMMISSION FILE NUMBER: 0-28420


                               Integ Incorporated
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Minnesota                                    41-1670176
    ------------------------                ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

     2800 Patton Road, St. Paul, MN                         55113
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip Code)


                        Telephone Number: (612) 639-8816
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.                     Yes _X_  No ___

As of May 11, 1998, the registrant had 9,460,519 shares of $.01 par value common stock issued and outstanding.

================================================================================

                               INTEG INCORPORATED

                                      INDEX
                                      -----


PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
   Item 1.   Financial Statements


             Balance Sheets as of March 31, 1998 and December 31, 1997         3

             Statements of Operations for the three months
             ended March 31, 1998 and 1997 and for the period from
             April 3, 1990 (inception) through March 31, 1998                  4

             Statements of Cash Flows for the three months ended March 31,
             1998 and 1997 and for the period from
             April 3, 1990 (inception) through March 31, 1998                  5

             Notes to Financial Statements                                     6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     7


PART II.     OTHER INFORMATION

   Item 2.   Changes in Securities (Use of proceeds from public offering)     10

   Item 6.   Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                    12

                               INTEG INCORPORATED
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                         MARCH 31      December 31
                                                           1998            1997
                                                       ------------    ------------
                                                        (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                          $ 19,129,463    $ 21,776,757
    Prepaid expenses                                        142,656         137,037
                                                       ------------    ------------
Total current assets                                     19,272,119      21,913,794
                                                       ------------    ------------


Furniture and equipment                                   8,634,752       8,464,943
Less accumulated depreciation                            (1,900,225)     (1,644,051)
                                                       ------------    ------------
                                                          6,734,527       6,820,892

Other assets                                                354,337         481,607
                                                       ------------    ------------

TOTAL ASSETS                                           $ 26,360,983    $ 29,216,293
                                                       ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses              $  1,216,184    $  1,384,551
    Current portion of capital lease obligations            159,581         155,901
    Current portion of long-term debt                       948,834         799,913
                                                       ------------    ------------
Total current liabilities                                 2,324,599       2,340,365
                                                       ------------    ------------


Long-term liabilities:
    Capital lease obligations, less current portion         118,371         159,673
    Long-term debt, less current portion                  3,269,386       2,870,061
                                                       ------------    ------------
Total long-term liabilities                               3,387,757       3,029,734
                                                       ------------    ------------


Shareholders' equity:
    Common Stock                                             94,595          93,667
    Additional paid-in capital                           54,565,764      54,518,671
    Deficit accumulated during the development stage    (33,743,232)    (30,438,348)
                                                       ------------    ------------
                                                         20,917,127      24,173,990
    Deferred compensation                                  (268,500)       (327,796)
                                                       ------------    ------------
Total shareholders' equity                               20,648,627      23,846,194
                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 26,360,983    $ 29,216,293
                                                       ============    ============

                               INTEG INCORPORATED
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                   Period from
                                       Three Months Ended         April 3, 1990
                                            March 31             (Inception) to
                                  ----------------------------      March 31
                                      1998            1997            1998
                                  ------------    ------------    ------------

OPERATING EXPENSES:
     Research and development     $  1,705,902    $  1,141,703    $ 17,792,051
     Manufacturing development         680,272         553,238       5,677,461
     Clinical and regulatory           328,168         270,826       2,697,542
     General and administrative        498,443         531,788       7,302,627
     Sales and marketing                82,456         223,518       2,278,306
                                  ------------    ------------    ------------

OPERATING LOSS                      (3,295,241)     (2,721,073)    (35,747,987)
                                  ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income                   283,661         422,994       3,822,539
     Interest expense                 (296,079)       (163,458)     (1,594,659)
     Other (net)                         2,775                        (223,125)
                                  ------------    ------------    ------------
                                        (9,643)        259,536       2,004,755
                                  ------------    ------------    ------------

NET LOSS FOR THE PERIOD AND
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE             $ (3,304,884)   $ (2,461,537)   $(33,743,232)
                                  ============    ============    ============


NET LOSS PER SHARE:
     Basic and diluted                  ($0.35)         ($0.27)        ($14.83)
                                  ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     Basic and diluted               9,398,753       9,274,889       2,275,887
                                  ============    ============    ============

                               INTEG INCORPORATED
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                          Period from
                                                                Three Months Ended       April 3, 1990
                                                                     March 31           (Inception) to
                                                         ----------------------------      March 31
                                                              1998            1997           1998
                                                         ----------------------------    ------------
OPERATING ACTIVITIES:
     Net loss                                            $ (3,304,884)   $ (2,461,537)   $(33,743,232)
     Adjustments to reconcile net loss to cash used
     in operating activities:
       Depreciation                                           256,174         154,946       1,936,390
       Deferred compensation amortization                      29,804          73,927       1,027,333
       Amortization of loan committment fee                   100,615          77,463         350,689
       Loss on sale of equipment and deposit write-off           --              --            95,645
       Value of options and warrants related to debt
          financing, lease guarantee, extension of
          options and consulting services                       4,626           5,750         375,762
       Changes in operating assets and liabilities:
          Receivables                                            --            90,023         (28,829)
          Prepaid expenses and other assets                    (5,619)         57,260        (235,626)
          Accounts payable and accrued expenses              (168,367)       (363,477)      1,216,184
                                                         ------------    ------------    ------------
           Net cash used in operating activities           (3,087,651)     (2,365,645)    (29,005,684)
                                                         ------------    ------------    ------------

INVESTING ACTIVITIES:
     Purchase of furniture and equipment                     (169,809)     (1,236,061)     (7,964,524)
     Proceeds from sale of furniture and equipment               --              --            46,829
                                                         ------------    ------------    ------------
       Net cash used in investing activities                 (169,809)     (1,236,061)     (7,917,695)
                                                         ------------    ------------    ------------

FINANCING ACTIVITIES:
     Proceeds from sale of Convertible Preferred Stock           --              --        22,789,732
     Proceeds from bridge loan debt                              --              --         2,900,000
     Proceeds from borrowings under loan agreement            754,989       1,749,594       5,103,142
     Payments on long-term debt                              (184,712)       (103,179)       (715,575)
     Payments on capital lease obligations                    (37,623)        (34,491)       (416,114)
     Proceeds from sale of Common Stock                        77,512           8,250      26,391,657
                                                         ------------    ------------    ------------
       Net cash provided by financing activities              610,166       1,620,174      56,052,842
                                                         ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (2,647,294)     (1,981,532)     19,129,463

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           21,776,757      33,825,797            --
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 19,129,463    $ 31,844,265    $ 19,129,463
                                                         ============    ============    ============

                               INTEG INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION

The accompanying financial statements, which are unaudited except for the balance sheet as of December 31, 1997, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

(2)   NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

(3)   EQUIPMENT LOAN AGREEMENT

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expires December 31, 1998. The Company has borrowed a total of $5.1 million under this agreement as of March 31, 1998.

(4)   SUBSEQUENT EVENT

In April 1998, the Company initiated a workforce reduction of twenty-five of its employees. This reduction was done in order to reduce the Company's cash burn rate. A one-time charge of $361,000 will be recorded in April 1998.

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

From inception through March 31, 1998, the Company has incurred losses totaling $33.7 million, consisting of $17.8 million of research and development expenses, $7.3 million of general and administrative expenses, $5.7 million of manufacturing development expenses and $2.9 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LIFEGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL: The Company's net loss increased to $3,304,884 during the three months ended March 31, 1998, up from $2,461,537 during the same period in 1997. The Company expects net losses to continue for the next several years.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased 49% to $1,705,902 during the three months ended March 31, 1998 from $1,141,703 during the same period in 1997. The increase in research and development expenses is primarily attributable to increases in pilot plant costs ($279,000), consulting and contractor expenses ($160,000), staffing costs ($135,000) and recruitment expenses ($44,000), which were partially offset by lower prototype expenses ($58,000).

MANUFACTURING DEVELOPMENT EXPENSES: Manufacturing development expenses increased 23% to $680,272 during the three months ended March 31, 1998 from $553,238 during the same period in 1997. The increase in manufacturing development expenses is due primarily to increases in depreciation ($98,000) and staffing costs ($81,000), which were partially offset by lower prototype expenses ($23,000), lower travel costs associated with the development of the automated assembly line ($13,000) and lower recruitment expenses ($9,000).

CLINICAL AND REGULATORY EXPENSES: Clinical and regulatory expenses increased 21% to $328,168 during the three months ended March 31, 1998 from $270,826 during the same period in 1997. The increase in clinical and regulatory expenses is primarily due to increased staffing costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased 6% to $498,443 during the three months ended March 31, 1998 from $531,788 during the same period in 1997. The decrease in general and administrative expenses is primarily attributable to decreases in staffing costs ($64,000) and consulting expenses ($14,000), which were partially offset by an increase in recruitment expenses ($42,000).

SALES AND MARKETING EXPENSES: Sales and marketing expenses decreased to $82,456 during the three months ended March 31, 1998 from $223,518 during the same period in 1997. The decrease in sales and marketing expenses is primarily attributable to decreases in website development expenses ($53,000), staffing costs ($45,000) as well as expenses related to focus groups, general media relations and market research ($24,000).

INTEREST INCOME: Interest income decreased to $283,661 during the three month period ended March 31, 1998, compared to $422,994 during the same period in 1997. The decrease resulted from lower average balances of cash and cash equivalents.

INTEREST EXPENSE: Interest expense increased to $296,079 during the three month period ended March 31, 1998 from $163,458 during the same period in 1997. The increase in interest expense is attributable to increased borrowings against the equipment loan agreement signed in 1996. Approximately $5.1 million was borrowed as of March 31, 1998 as compared to $1.7 million as of March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowing under an equipment loan agreement totaling approximately $5.1 million. As of March 31, 1998 the Company had cash and cash equivalents of approximately $19.1 million and working capital of $16.9 million.

The Company believes that its current cash balances, when the impact of the reduction in headcount implemented in April is taken into account, will be sufficient to fund its operations until sometime during the second half of 1999. The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LIFEGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LIFEGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See
Exhibit 99.1 to this Form 10-Q for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

                              II. OTHER INFORMATION

Item 2:  Changes in Securities (Use of proceeds from public offering)

The net offering proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds to the Company for the following purposes in the approximate amounts set forth below:

      Investment in short-term, interest bearing securities
          primarily investment grade commercial paper            $18,340,000
          and money market funds
      Capital expenditures                                         1,695,000
      Research and development and clinical and regulatory
          preparation                                              3,840,000
      Manufacturing scale-up and marketing activities              1,630,000
      Working capital and other general corporate purposes           595,000
                                                                ------------
             Total use of proceeds                               $26,100,000
                                                                ------------

Except for officer compensation and relocation payments totaling $841,699 in the aggregate, director compensation totaling $73,000 in the aggregate, and consulting fees paid to a director totaling $50,625, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

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

              10.1 Separation Agreement dated February 2, 1998 between the Company and Frank A. Solomon.

              27.    Financial Data Schedule.

              99.1   Cautionary Statement.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             INTEG INCORPORATED
                                (Registrant)




Date:    May 14, 1998         By: /s/ Frank A. Solomon
                                  --------------------
                                  Frank A. Solomon
                                  President, Chief Executive Officer,
                                  Acting Chief Financial Officer
                                  (principal executive officer, principal
                                  financial and accounting officer) and Director

                                  EXHIBIT INDEX


Exhibit               Description
-------               -----------

10.1 Separation Agreement dated February 2, 1998 between the Company and Frank A. Solomon.

27.                   Financial Data Schedule (Electronically Filed).

99.1                  Cautionary Statement.