Form 10-Q
period 1998-06-30
INTEG INCORP
filed 1998-08-14
CIK 920645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER: 0-28420


                               Integ Incorporated
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Minnesota                                   41-1670176
------------------------------           ------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)

    2800 Patton Road, St. Paul, MN                       55113
---------------------------------------                ---------
(Address of principal executive offices)              (Zip Code)


                        Telephone Number: (651) 639-8816
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes[X] No [ ]

As of August 11, 1998, the registrant had 9,526,267 shares of $.01 par value common stock issued and outstanding.

================================================================================

                               INTEG INCORPORATED

                                      INDEX
                                      -----



PART I.           FINANCIAL INFORMATION                                     Page

    Item 1.       Financial Statements


                  Balance Sheets as of June 30, 1998 and December 31, 1997     3

                  Statements of Operations for the three and six months ended June 30, 1998 and 1997 and for the period from April 3, 1990
                  (inception) through June 30, 1998                            4

                  Statements of Cash Flows for the three and six months ended June 30, 1998 and 1997 and for the period from
                  April 3, 1990 (inception) through June 30, 1998              5

                  Notes to Financial Statements                                6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                7


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities (Use of proceeds from public
                  offering)                                                   10

     Item 4.      Submission of Matters to a Vote of Security Holders         10

     Item 6.      Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                    13

                               INTEG INCORPORATED
                         (A Development Stage Company]
                                 BALANCE SHEETS

                                                              JUNE 30        December 31
                                                               1998             1997
                                                           --------------   -------------
                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                $ 15,186,396    $ 21,776,757
   Prepaid expenses                                              120,125         137,037
                                                            ------------    ------------
Total current assets                                          15,306,521      21,913,794
                                                            ------------    ------------


Furniture and equipment                                        9,626,794       8,464,943
Less accumulated depreciation                                 (2,169,489)     (1,644,051)
                                                            ------------    ------------
                                                               7,457,305       6,820,892

Other assets                                                     252,610         481,607
                                                            ------------    ------------

TOTAL ASSETS                                                $ 23,016,436    $ 29,216,293
                                                            ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                    $  1,364,768    $  1,384,551
   Current portion of capital lease obligations                  163,599         155,901
   Current portion of long-term debt                           1,036,061         799,913
                                                            ------------    ------------
Total current liabilities                                      2,564,428       2,340,365
                                                            ------------    ------------


Long-term liabilities:
   Capital lease obligations, less current portion                76,094         159,673
   Long-term debt, less current portion                        2,983,910       2,870,061
                                                            ------------    ------------
Total long-term liabilities                                    3,060,004       3,029,734
                                                            ------------    ------------


Shareholders' equity:
   Common Stock                                                   94,645          93,667
   Additional paid-in capital                                 54,489,348      54,518,671
   Deficit accumulated during the development stage          (37,026,965)    (30,438,348)
                                                            ------------    ------------
                                                              17,557,028      24,173,990
   Deferred compensation                                        (165,024)       (327,796)
                                                            ------------    ------------
Total shareholders' equity                                    17,392,004      23,846,194
                                                            ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 23,016,436    $ 29,216,293
                                                            ============    ============


                               INTEG INCORPORATED
                         (A development State Company)
                            STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              Period from
                                        Three Months Ended                     Six Months Ended              April 3, 1990
                                            June 30                                June 30                   (Inception) to
                                 ---------------------------------     --------------------------------          June 30
                                      1998               1997               1998               1997               1998
                                 --------------     --------------     --------------      ------------       -------------
OPERATING EXPENSES:
  Research and development        $  1,597,242       $  1,154,369       $  3,303,144       $  2,296,072       $ 19,389,293
  Manufacturing development            602,899            585,703          1,283,171          1,138,941          6,280,360
  Clinical and regulatory              295,030            304,944            623,198            575,770          2,992,572
  General and administrative           552,861            520,306          1,051,304          1,052,094          7,855,488
  Sales and marketing                  259,892            225,001            342,348            448,519          2,538,198
                                  ------------       ------------       ------------       ------------       ------------

OPERATING LOSS                      (3,307,924)        (2,790,323)        (6,603,165)        (5,511,396)       (39,055,911)
                                  ------------       ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income                      241,849            416,099            525,510            839,093          4,064,388
  Interest expense                    (309,531)          (149,469)          (605,610)          (312,927)        (1,904,190)
  Other (net)                           91,873                 --             94,648                 --           (131,252)
                                  ------------       ------------       ------------       ------------       ------------
                                        24,191            266,630             14,548            526,166          2,028,946
                                  ------------       ------------       ------------       ------------       ------------

NET LOSS FOR THE PERIOD AND
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE             $ (3,283,733)      $ (2,523,693)      $ (6,588,617)      $ (4,985,230)      $(37,026,965)
                                  ============       ============       ============       ============       ============


NET LOSS PER SHARE:
  Basic and diluted               ($      0.35)      ($      0.27)      ($      0.70)      ($      0.54)      ($     14.85)
                                  ============       ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
  Basic and diluted                  9,462,297          9,293,020          9,430,701          9,231,907          2,493,079
                                  ============       ============       ============       ============       ============

                               INTEG INCORPORATED
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                       Period from
                                                           Three Months Ended               Six Months Ended          April 3, 1990
                                                                June 30                         June 30               (Inception) to
                                                      -----------------------------   ------------------------------      June 30
                                                           1998           1997             1998            1997            1998
                                                      -----------------------------   ------------------------------  -------------
OPERATING ACTIVITIES:
  Net loss                                            $ (3,293,733)   $ (2,523,693)   $ (6,598,617)   $ (4,985,230)   $(37,036,965)
  Adjustments to reconcile net loss to cash used
  in operating activities:
      Depreciation                                         269,264         185,813         525,438         340,759       2,205,654
      Deferred compensation amortization                    22,423          73,926          52,227         147,853       1,049,756
      Amortization of loan committment fee                  96,207              --         196,822          77,463         446,896
      Loss on sale of equipment and deposit write-off           --              --              --              --          95,645
      Value of options and warrants related to debt
        financing, lease guarantee, extension of
        options and consulting services                      4,586           5,751           9,212          11,501         380,348
      Changes in operating assets and liabilities:
            Receivables                                         --          46,085              --          82,297         (28,829)
            Prepaid expenses and other assets               23,465         (54,970)         17,846           2,290        (212,161)
            Accounts payable and accrued expenses          158,584          11,602          (9,783)       (351,875)      1,374,768
                                                      ------------    ------------    ------------    ------------    ------------
               Net cash used in operating activities    (2,719,204)     (2,255,486)     (5,806,855)     (4,674,942)    (31,724,888)
                                                      ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchase of furniture and equipment                     (992,042)     (1,770,109)     (1,161,851)     (3,006,170)     (8,956,566)
  Proceeds from sale of furniture and equipment                 --              --              --              --          46,829
                                                      ------------    ------------    ------------    ------------    ------------
      Net cash used in investing activities               (992,042)     (1,770,109)     (1,161,851)     (3,006,170)     (8,909,737)
                                                      ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from sale of Convertible Preferred Stock             --              --              --              --      22,789,732
  Proceeds from bridge loan debt                                --              --              --              --       2,900,000
  Proceeds from borrowings under loan agreement                 --              --         754,989       1,749,594       5,103,142
  Payments on long-term debt                              (198,250)        (28,665)       (382,962)       (131,844)       (913,825)
  Payments on capital lease obligations                    (38,258)        (35,618)        (75,881)        (70,109)       (454,372)
  Proceeds from sale of Common Stock                         4,687          13,062          82,199          21,312      26,396,344
                                                      ------------    ------------    ------------    ------------    ------------
      Net cash provided by financing activities           (231,821)        (51,221)        378,345       1,568,953      55,821,021
                                                      ------------    ------------    ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (3,943,067)     (4,076,816)     (6,590,361)     (6,112,159)     15,186,396

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        19,129,463      31,844,265      21,776,757      33,879,608              --
                                                      ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 15,186,396    $ 27,767,449    $ 15,186,396    $ 27,767,449    $ 15,186,396
                                                      ============    ============    ============    ============    ============


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

(3) EQUIPMENT LOAN AGREEMENT

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expires December 31, 1998. The Company has borrowed a total of $5.1 million under this agreement as of June 30, 1998.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System and the uncertainty of market acceptance; history of operating losses and expectation of future losses; limited clinical testing and sales and marketing experience; uncertainty of obtaining Food and Drug Administration clearances; heightened competition and risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with raising additional funds.

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

From inception through June 30, 1998, the Company has incurred losses totaling $37 million, consisting of $19.4 million of research and development expenses, $7.9 million of general and administrative expenses, $6.3 million of manufacturing development expenses and $3.4 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

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

RESULTS OF OPERATIONS

Comparison of Three and Six Months Ended June 30, 1998 and 1997

General: The Company's net loss totaled $3,283,733 and $6,588,617 during the three and six months ended June 30, 1998, up from $2,523,693 and $4,985,230 during the same periods in 1997. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses increased 38% to $1,597,242 during the three months ended June 30, 1998 from $1,154,369 during the same period in 1997. This increase was primarily due to increases in consulting and contractor expenses ($258,000), pilot plant costs allocated to research and development ($240,000), increased staffing costs ($62,000) as well as the one-time charge for the workforce reduction ($96,000). The impact of these expense increases was partially offset by reductions in prototype expenses ($146,000) and recruitment ($50,000). For the first half of 1998, research and development expenses increased 44% to $3,303,144, up from $2,296,072 during the first half of 1997. The year-to-date increase in research and development expenses is the result of pilot plant costs allocated to research and development ($519,000), increases in consulting and contractor expenses ($417,000), higher staffing costs ($191,000) and the one-time charge for the workforce reduction ($96,000). These increases were partially offset by lower prototype expenses ($204,000).

Manufacturing development expenses: Manufacturing development expenses increased 3% to $602,899 during the three months ended June 30, 1998 from $585,703 during the same period in 1997. The increase in manufacturing development expenses is primarily attributable to increases in samples and prototype expense ($119,000), depreciation ($99,000) and the one-time charge for the workforce reduction ($78,000). These increases were partially offset by pilot plant costs allocated to research and development ($240,000) and a decrease in staffing costs ($55,000). Manufacturing development expenses increased 13% to $1,283,171 during the six months ended June 30, 1998 from $1,138,941 during the same period in 1997. This increase is a combination of higher samples and prototype expenses ($384,000), depreciation expense ($197,000) and the one-time charge for the workforce reduction ($78,000), partially offset by pilot plant costs allocated to research and development ($519,000).

Clinical and regulatory expenses: Clinical and regulatory expenses decreased 3% to $295,030 during the three months ended June 30, 1998 from $304,944 during the same period in 1997. This decrease is primarily due to decreases in recruitment expenses ($25,000) and lower staffing costs ($14,000), offset by the one-time charge for the workforce reduction ($39,000). For the first half of 1998, clinical and regulatory expenses increased 8% to $623,198 as compared to $575,770 during the first half of 1997. This increase is largely due to higher staffing costs ($48,000), the one-time charge for the workforce reduction ($39,000) and increased occupancy charges ($14,000). These increases were partially offset by lower recruitment expenses ($32,000) and lower travel expenses ($20,000).

General and administrative expenses: General and administrative expenses increased 6% to $552,861 during the three months ended June 30, 1998 from $520,306 during the same period in 1997. This increase is primarily attributable to increases in legal fees ($34,000), recruitment expenses ($26,000), directors fees and expenses ($18,000) as well as the one-time charge for the workforce reduction ($16,000). These increases were partially offset by lower staffing costs ($48,000) and deferred compensation charges ($11,000). For the first half of 1998, general and administrative expenses totaled $1,051,304 as compared to $1,052,094 for the same period in 1997. Although there was not a large fluctuation in total expenses, there were large changes in individual expenses. Increases in recruitment expenses ($68,000), legal and audit fees ($33,000), as well as the one-time charge for the workforce reduction ($16,000) were offset by lower staffing costs ($100,000) and deferred compensation ($22,000).

Sales and marketing expenses: Sales and marketing expenses increased 16% to $259,892 during the three months ended June 30, 1998 from $225,001 during the same period in 1997. This increase was due to the one-time charge for the workforce reduction ($173,000) which was partially offset by decreases in staffing costs ($50,000), deferred compensation charges ($28,000), advertising and promotion expenses ($25,000), consulting expenses ($18,000) and investor and public relations expenses ($14,000). For the first half of 1998, sales and marketing expenses decreased 31% to $342,348 from $448,519 during the first half of 1997. This decrease was due to decreases in staffing costs ($87,000), advertising and promotion ($70,000), deferred compensation charges ($52,000), website expenses ($47,000) and consulting expenses ($22,000) which were partially offset by the one-time charge for the workforce reduction ($173,000).

Interest Income: Interest income decreased to $241,849 and $525,510 for the three and six month periods ended June 30, 1998, compared to $416,099 and $839,093 during the comparable 1997 periods. The decrease resulted from lower average balances of cash and cash equivalents.

Interest expense: Interest expense increased to $309,531 and $605,610 for the three and six month periods ended June 30, 1998, compared to $149,469 and $312,927 for the same periods in 1997. The increase in interest expense is attributable to increased borrowings against the equipment loan agreement signed in 1996. Approximately $5.1 million was borrowed as of June 30, 1998 as compared to $3.1 million as of June 30, 1997.

Other income: Other income totaled $91,873 and $94,648 for the three and six month periods ended June 30, 1998. These amounts primarily consisted of a receivable written off in a prior year which was paid in full ($26,000) and money received from the state of Minnesota for a sales tax refund claim filed for prior years ($66,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowing under an equipment loan agreement totaling approximately $5.1 million. As of June 30, 1998 the Company had cash and cash equivalents of approximately $15.2 million and working capital of $12.7 million.

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

                              II. OTHER INFORMATION

Item 2:     Changes in Securities (Use of proceeds from public offering)

The net offering proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds to the Company for the following purposes in the approximate amounts set forth below:

    Investment in short-term, interest bearing securities
        primarily investment grade commercial paper             $15,150,000
        and money market funds
     Capital expenditures                                         2,475,000
     Research and development and clinical and regulatory
         preparation                                              5,340,000
     Manufacturing scale-up and marketing activities              2,310,000
     Working capital and other general corporate purposes           825,000
                                                                -----------
            Total use of proceeds                               $26,100,000
                                                                -----------

Except for officer compensation and relocation payments totaling $1,082,499 in the aggregate, director compensation totaling $113,000 in the aggregate, and consulting fees paid to a director totaling $70,875, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.


Item 4: Submission of Matters to a Vote of Security Holders

On June 17, 1998, the Company held a regular meeting of its shareholders, at which the shareholders voted on the following matters:

1. To elect Frank B. Bennett, Robert R. Momsen and Walter L. Sembrowich, Ph.D., to the Board of Directors of the Company to serve for three year terms that will expire at the Company's annual shareholder meeting in 2001. The vote on this resolution was as follows:

         Frank B. Bennett:   8,403,203 For;   0 Against;  273,807 Abstain
         Robert R. Momsen:   8,108,340 For;   0 Against;   339,769 Abstain
         Walter L. Sembrowich, Ph.D.: 8,403,222 For;  0 Against; 273,608 Abstain

         The terms of the following directors also continued after the meeting:
         Mark B. Knudson, Ph.D. and Terrance G. McGuire (terms expiring at the Company's annual shareholder meeting in 2000) and Robert S. Nickoloff and Winston R. Wallin (terms expiring at the Company's annual shareholder meeting in 1999).

2. To approve the following amendments to the Company's 1996 Directors' Stock Option Plan (the "Directors' Plan"):

          (i) increase from 15,000 shares to 20,000 shares the initial grant to new non-employee directors pursuant to Section 4(b)(ii) of the Directors' Plan;

         (ii) modify the vesting schedule of such initial option grants to become vested and thereby exercisable with respect to 6,666 shares on the 12 month anniversary date of such grants and with respect to 6,667 shares on each of the 24 month and 36 month anniversary dates of such grants;

        (iii) increase from 5,000 shares to 6,000 shares the annual option grants to non-employee directors pursuant to Section 4(b)(iii) of the Directors' Plan; and,

         (iv) change the vesting schedule of such annual grants to become vested and thereby exercisable with respect to 2,000 shares on each of the 12, 24 and 36 month anniversary dates of such grants.

         The vote on this resolution was as follows:

         8,301,571 For;  344,173 Against;   31,086 Abstain;   0  Broker non-vote


3. To approve the following amendments to the Company's 1994 Long-Term Incentive and Stock Option Plan:

          (i) increase the number of shares of Common Stock available for issuance thereunder from 1,733,333 shares to 2,733,333 shares; and

         (ii) add the following new Section 4(c):

              (c) Award Limitations Under the Plan. No person who is an employee of the Company at the time of grant may be granted any Option, Stock Appreciation Right or performance award, the value of which option, right or award is based solely on an increase in the value of the Common Shares after the date of grant of such option, right or award, for more than 500,000 Common Shares (subject to adjustment as provided for in Section 15 relating to stock splits, etc.), in the aggregate, in any calendar year period beginning with the period commencing January 1, 1998 and ending December 31, 1998. The foregoing annual limitation specifically includes the grant of any awards representing "qualified performance-based compensation" within the meaning of Section 162(m) of the Code.

         The vote on this resolution was as follows:

         5,846,018 For; 633,717 Against; 36,101 Abstain; 2,160,994 Broker
         non-vote

4. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The vote on this resolution was as follows:

         8,640,053  For;  14,097 Against;   22,860 Abstain;   0  Broker non-vote



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

              10.1 Form of Employment Agreement dated April of 1998 between the
                   Company and its Vice Presidents. (Exhibit I previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

              27   Financial Data Schedule.

              99.1 Cautionary Statement.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      INTEG INCORPORATED
                                         (Registrant)




Date:  August 13, 1998                  By:  /s/ Susan L. Critzer
                                             --------------------
                                             Susan L. Critzer
                                             Interim President and
                                             Interim Chief Financial Officer
                                             (principal executive officer,
                                             principal financial and accounting
                                             officer)

                                  EXHIBIT INDEX


Exhibit       Description
-------       -----------

10.1 Form of Employment Agreement dated April of 1998 between the Company and its Vice Presidents. (Exhibit I previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).


27.           Financial Data Schedule (Electronically Filed).

99.1          Cautionary Statement.