Form 10-Q
period 1998-09-30
INTEG INCORP
filed 1998-11-05
CIK 920645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1998
     ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________


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


                        Telephone Number: (651) 639-8816
                        ---------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes _X_   No ___

As of October 30, 1998, the registrant had 9,526,267 shares of $.01 par value common stock issued and outstanding.

================================================================================

                               INTEG INCORPORATED

                                      INDEX
                                      -----



PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

 Item 1.  Financial Statements


          Balance Sheets as of September 30, 1998 and December 31, 1997     3

          Statements of Operations for the three and nine months
          ended September 30, 1998 and 1997 and for the period from
          April 3, 1990 (inception) through September 30, 1998              4

          Statements of Cash Flows for the three and nine months
          ended September 30, 1998 and 1997 and for the period from
          April 3, 1990 (inception) through September 30, 1998              5

          Notes to Financial Statements                                     6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7


PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities (Use of proceeds from public offering)     11

 Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                 13

                               INTEG INCORPORATED
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                                       SEPTEMBER 30     December 31
                                                           1998             1997
                                                       ------------    ------------
                                                        (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                          $ 12,736,009    $ 21,776,757
    Prepaid expenses                                        113,707         137,037
                                                       ------------    ------------
Total current assets                                     12,849,716      21,913,794
                                                       ------------    ------------


Furniture and equipment                                   9,732,176       8,464,943
Less accumulated depreciation                            (2,441,419)     (1,644,051)
                                                       ------------    ------------
                                                          7,290,757       6,820,892

Other assets                                                151,836         481,607
                                                       ------------    ------------

TOTAL ASSETS                                           $ 20,292,309    $ 29,216,293
                                                       ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses              $  1,263,094    $  1,384,551
    Current portion of capital lease obligations            164,422         155,901
    Current portion of long-term debt                     1,115,245         799,913
                                                       ------------    ------------
Total current liabilities                                 2,542,761       2,340,365
                                                       ------------    ------------


Long-term liabilities:
    Capital lease obligations, less current portion          35,859         159,673
    Long-term debt, less current portion                  2,683,654       2,870,061
                                                       ------------    ------------
Total long-term liabilities                               2,719,513       3,029,734
                                                       ------------    ------------


Shareholders' equity:
    Common Stock                                             95,263          93,667
    Additional paid-in capital                           54,538,629      54,518,671
    Deficit accumulated during the development stage    (39,479,175)    (30,438,348)
                                                       ------------    ------------
                                                         15,154,717      24,173,990
    Deferred compensation                                  (124,682)       (327,796)
                                                       ------------    ------------
Total shareholders' equity                               15,030,035      23,846,194
                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 20,292,309    $ 29,216,293
                                                       ============    ============

                               INTEG INCORPORATED
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                                  Period from
                                        Three Months Ended              Nine Months Ended        April 3, 1990
                                           September 30                    September 30         (Inception) to
                                  ----------------------------    ----------------------------   September 30
                                      1998            1997            1998           1997             1998
                                  ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Research and development     $  1,092,630    $  1,176,786    $  4,395,774    $  3,472,858    $ 20,481,923
     Manufacturing development         472,628         614,512       1,755,799       1,753,453       6,752,988
     Clinical and regulatory           400,028         285,784       1,023,226         861,554       3,392,600
     General and administrative        350,485         506,436       1,401,789       1,558,530       8,205,973
     Sales and marketing                30,393         179,675         372,741         628,194       2,568,591
                                  ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                      (2,346,164)     (2,763,193)     (8,949,329)     (8,274,589)    (41,402,075)
                                  ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest income                   197,275         378,018         722,785       1,217,111       4,261,663
     Interest expense                 (303,321)       (150,222)       (908,931)       (463,149)     (2,207,511)
     Other (net)                          --              --            94,648            --          (131,252)
                                  ------------    ------------    ------------    ------------    ------------
                                      (106,046)        227,796         (91,498)        753,962       1,922,900
                                  ------------    ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD AND
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE             $ (2,452,210)   $ (2,535,397)   $ (9,040,827)   $ (7,520,627)   $(39,479,175)
                                  ============    ============    ============    ============    ============


NET LOSS PER SHARE:
     Basic and diluted                  ($0.26)         ($0.27)         ($0.96)         ($0.81)        ($14.61)
                                  ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
     Basic and diluted               9,517,034       9,312,865       9,459,875       9,296,197       2,701,337
                                  ============    ============    ============    ============    ============

                               INTEG INCORPORATED
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                       Period from
                                                               Three Months Ended             Nine Months Ended       April 3, 1990
                                                                  September 30                   September 30        (Inception) to
                                                           ---------------------------   ---------------------------  September 30
                                                               1998          1997            1998           1997           1998
                                                           ---------------------------   ---------------------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                 $ (2,452,210)  $ (2,535,397)  $ (9,040,827)  $ (7,520,627)  $(39,479,175)

  Adjustments to reconcile net loss to cash used
  in operating activities:
    Depreciation                                                272,596        228,546        798,034        569,305      2,478,250
    Deferred compensation amortization                           19,016         73,622         71,243        221,475      1,068,772
    Amortization of loan committment fee                         96,207           --          293,029         77,463        543,103
    (Gain) Loss on sale of equipment and deposit write-off         --             (537)          --             (537)        95,645
    Value of options and warrants related to debt
       financing, lease guarantee, extension of
       options and consulting services                            4,567          5,750         13,779         17,251        384,915
    Changes in operating assets and liabilities:
       Receivables                                                 --           30,596           --           85,718        (28,829)

       Prepaid expenses and other assets                          6,418        (35,911)        24,264         (6,446)      (205,743)

       Accounts payable and accrued expenses                   (101,674)      (178,415)      (121,457)      (530,290)     1,263,094
                                                           ------------   ------------   ------------   ------------   ------------
         Net cash used in operating activities               (2,155,080)    (2,411,746)    (7,961,935)    (7,086,688)   (33,879,968)
                                                           ------------   ------------   ------------   ------------   ------------

INVESTING ACTIVITIES:
  Purchase of furniture and equipment                          (107,159)      (930,101)    (1,269,010)    (3,936,271)    (9,063,725)

  Proceeds from sale of furniture and equipment                   1,111          3,750          1,111          3,750         47,940
                                                           ------------   ------------   ------------   ------------   ------------
    Net cash used in investing activities                      (106,048)      (926,351)    (1,267,899)    (3,932,521)    (9,015,785)
                                                           ------------   ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from sale of Convertible Preferred Stock                --             --             --             --       22,789,732
  Proceeds from bridge loan debt                                   --             --             --             --        2,900,000
  Proceeds from borrowings under loan agreement                    --        1,246,285        754,989      2,995,879      5,103,142
  Payments on long-term debt                                   (221,072)      (124,875)      (604,034)      (256,719)    (1,134,897)

  Payments on capital lease obligations                         (39,412)       (35,907)      (115,293)      (106,016)      (493,784)

  Proceeds from sale of Common Stock                             71,225         18,085        153,424         39,397     26,467,569
                                                           ------------   ------------   ------------   ------------   ------------
    Net cash provided by financing activities                  (189,259)     1,103,588        189,086      2,672,541     55,631,762
                                                           ------------   ------------   ------------   ------------   ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (2,450,387)    (2,234,509)    (9,040,748)    (8,346,668)    12,736,009

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             15,186,396     27,767,449     21,776,757     33,879,608           --
                                                           ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 12,736,009   $ 25,532,940   $ 12,736,009   $ 25,532,940   $ 12,736,009
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

(3) EQUIPMENT LOAN AGREEMENT

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expires December 31, 1998. The Company has borrowed a total of $5.1 million under this agreement as of September 30, 1998.

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

From inception through September 30, 1998, the Company has incurred losses totaling $39.5 million, consisting of $20.5 million of research and development expenses, $8.2 million of general and administrative expenses, $6.8 million of manufacturing development expenses and $4 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

Based on the results of a large-scale internal study, the Company announced in August 1998 that it would be replacing the LifeGuide infrared measurement system with an alternate proven measurement technology. Furthermore, the Company announced that it would explore potential corporate alliances that could expedite this change. As a result of this decision, the Company restructured in August to reduce the cash burn rate and the financial statements for the three month period ended September 30, 1998 reflect this reduction.

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

RESULTS OF OPERATIONS

Comparison of Three and Nine Months Ended September 30, 1998 and 1997

General: The Company's net loss totaled $2,452,210 and $9,040,827 during the three and nine months ended September 30, 1998, as compared to $2,535,397 and $7,520,627 during the same periods in 1997. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased 8% to $1,092,630 during the three months ended September 30, 1998 from $1,176,786 during the same period in 1997. This decrease was primarily due to decreased staffing costs ($141,000) as well as reductions in prototype expenses ($138,000). The impact of these decreases was partially offset by increases in the amount of pilot plant costs allocated to research and development ($97,000) and the one-time charge for the workforce reduction ($93,000). For the first nine months of 1998, research and development expenses increased 26% to $4,395,774, up from $3,472,858 during the first nine months of 1997. The year-to-date increase in research and development expenses is a combination of pilot plant costs allocated to research and development ($616,000), increases in consulting and contract expenses ($467,000), the one-time charge for the workforce reduction ($188,000) and increased staffing costs ($50,000). These were offset by decreases in prototype expenses ($347,000) and depreciation expense ($27,000).

Manufacturing development expenses: Manufacturing development expenses decreased 30% to $472,628 during the three months ended September 30, 1998 from $614,512 during the same period in 1997. The decrease in manufacturing development expenses is primarily attributable to decreased staffing costs ($112,000), the allocation of pilot plant costs to research and development ($97,000), decreased travel expenses ($37,000) and decreased prototype tooling expenses ($23,000). These decreases were partially offset by increases in depreciation expense ($79,000) and samples and prototype expenses ($62,000). Manufacturing development expenses increased slightly to $1,755,799 during the nine months ended September 30, 1998 from $1,753,453 during the same period in 1997. There were increases in samples and prototype expenses ($447,000), depreciation expense ($275,000) as well as the one-time charge for the workforce reduction ($78,000). These increases were partially offset by the allocation of pilot plant costs to research and development ($616,000) as well as decreases in staffing costs ($89,000) and prototype tooling expenses ($74,000).

Clinical and regulatory expenses: Clinical and regulatory expenses increased 40% to $400,028 during the three months ended September 30, 1998 from $285,784 during the same period in 1997. This increase is primarily attributable to the one-time charge for the workforce reduction ($183,000) partially offset by decreased staffing costs ($36,000) and recruitment expenses ($8,000). For the first nine months of 1998, clinical and regulatory expenses increased 19% to $1,023,226 from $861,554 during the same period in 1997. This increase is primarily the result of the one-time charge for the workforce reduction ($222,000) offset by decreases in recruitment ($41,000) and travel ($24,000) expenses.

General and administrative expenses: General and administrative expenses decreased 45% to $350,485 during the three months ended September 30, 1998 from $506,436 during the same period in 1997. This decrease is primarily attributable to decreased staffing costs ($150,000), bad debt expense recorded in the third quarter of 1997 ($29,000) and decreases in recruitment expenses ($16,000). These decreases were partially offset by increases in legal and audit expenses ($23,000) as well as the one-time charge for the workforce reduction ($12,000). General and administrative expenses decreased 11% to $1,401,789 for the nine months ended September 30, 1998 from $1,558,530 during the same period in 1997. This decrease is primarily due to decreased staffing costs ($284,000) which were partially offset by increases in legal and audit expenses ($56,000), recruitment expenses ($52,000) and the one-time charge for the workforce reduction ($28,000).

Sales and marketing expenses: Sales and marketing expenses decreased 491% to $30,393 during the three months ended September 30, 1998 from $179,675 during the same period in 1997. This decrease was the result of decreases in staffing costs ($104,000), advertising and promotion expenses ($18,000) and consulting expenses ($17,000). For the first nine months of 1998, sales and marketing expenses decreased 69% to $372,741 from $628,194 during the first nine months of 1997. This decrease was primarily due to decreases in staffing costs ($228,000), advertising and promotion expenses ($62,000), website development expenses ($50,000), consulting expenses ($38,000) and travel expenses ($15,000). These decreases were partially offset by the one-time charge for the workforce reduction ($173,000).

Interest income: Interest income decreased to $197,275 and $722,785 for the three and nine month periods ended September 30, 1998, compared to $378,018 and $1,217,111 during the comparable 1997 periods. The decrease resulted from lower average balances of cash and cash equivalents.

Interest expense: Interest expense increased to $303,321 and $908,931 for the three and nine month periods ended September 30, 1998, compared to $150,222 and $463,149 for the same periods in 1997. The increase in interest expense is attributable to increased borrowings against the equipment loan agreement signed in 1996. Approximately $5.1 million was borrowed as of September 30, 1998 as compared to $4.3 million as of September 30, 1997.

Other income: Other income totaled $94,648 for the nine months ended September 30, 1998. These amounts primarily consisted of a receivable written off in a prior year which was paid in full ($26,000) and money received from the state of Minnesota for a sales tax refund claim filed for prior years ($66,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowing under an equipment loan agreement totaling approximately $5.1 million. As of September 30, 1998 the

Company had cash and cash equivalents of approximately $12.7 million and working capital of $10.3 million.

The Company believes that its current cash balances, when the impact of the reduction in headcount implemented in August is taken into account, will be sufficient to fund its operations until sometime in mid 2000. The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, the costs and timing of expansion of sales, marketing and manufacturing activities, the results of clinical trials and competition. See
Exhibit 99.1 to this Form 10-Q for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of 65% of its systems that could be significantly affected by the Year 2000. Assessments will be completed by the end of the year on the remaining systems. The completed assessments indicated that one of the Company's network servers will need to be upgraded to be compliant. The Company's phone system as well as the shipping computer system will also need to be upgraded.

For its information technology (IT) exposures, the Company plans on completing the remediation phase by the end of the year. Once software is replaced, the Company intends to begin testing and implementation. The remediation of operating equipment (non-IT) is expected to be completed by April 15, 1999, followed by verification testing which the Company expects to complete by June 30, 1999.

The Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors (external agents). This assessment will be completed by the end of the year. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The potential effect on the Company of non-compliance by external agents has not yet been determined.

The Company will utilize both internal and external resources to reprogram or replace, test and implement its software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project has not yet been determined. To date, the Company has incurred no expense related to the Year 2000 project.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, the

Company would be unable to take customer orders or manufacture and ship products after January 1, 2000. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of its efforts in June 1999 to determine whether such a plan is necessary.



                              II. OTHER INFORMATION

Item 2: Changes in Securities (Use of proceeds from public offering)

The net offering proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds to the Company for the following purposes in the approximate amounts set forth below:

      Investment in short-term, interest bearing securities
          primarily investment grade commercial paper       $12,680,000
         and money market funds
      Capital expenditures                                    2,680,000
      Research and development and clinical and regulatory
          preparation                                         6,775,000
      Manufacturing scale-up and marketing activities         2,815,000
      Working capital and other general corporate purposes    1,150,000
                                                            -----------
             Total use of proceeds                          $26,100,000
                                                            -----------

Except for officer compensation and relocation payments totaling $1,198,887 in the aggregate, director compensation totaling $143,500 in the aggregate, and consulting fees paid to a director totaling $91,125, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

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

          10.1 Integ Incorporated 1994 Long-Term Incentive and Stock Option Plan, as revised and restated June 17, 1998.

          10.2 Integ Incorporated 1996 Directors' Stock Option Plan, as revised and restated June 17, 1998.

          10.3 Separation Agreement and General Release between Katia P. Breslawec and the Company.

          27   Financial Data Schedule.

          99.1 Cautionary Statement.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                INTEG INCORPORATED
                                     (Registrant)



Date:  November 5, 1998              By: /s/ Susan L. Critzer
                                         --------------------
                                         Susan L. Critzer
                                         Interim President and
                                         Interim Chief Financial Officer
                                         (principal executive officer, principal
                                         financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit     Description
-------     -----------

10.1 Integ Incorporated 1994 Long-Term Incentive and Stock Option Plan, as revised and restated June 17, 1998.

10.2 Integ Incorporated 1996 Directors' Stock Option Plan, as revised and restated June 17, 1998.

10.3        Separation Agreement and General Release between Katia P.
            Breslawec and the Company.

27.         Financial Data Schedule (Electronically Filed).

99.1        Cautionary Statement.