Form 10-K
period 1998-12-31
INTEG INCORP
filed 1999-03-29
CIK 920645

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                            ------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                            ------------------------

                         Commission file number: 0-28420

                               INTEG INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                             41-1670176
--------------------------------------------------------------------------------
(State of incorporation                   (I.R.S. Employer Identification No.)
    or organization)

 2800 Patton Road, St. Paul, Minnesota                    55113
--------------------------------------------------------------------------------
(Address of principal executive offices)               (ZIP Code)

                                 (651) 639-8816
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $14,371,056 (based on the last sale price of $1.50 as reported by The NASDAQ National Market).

As of March 19, 1999, 9,580,704 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement"), are incorporated by reference in Part III.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Cautionary Statement Regarding Forward Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide(TM) System, which is still under development; risks associated with the Company's ability to successfully develop a commercial product; history of operating losses and expectation of future losses; requirement of additional capital prior to commercial introduction of the LifeGuide(TM)System; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances or approvals; heightened competition; risks associated with the lack of manufacturing capability and dependence on contract manufacturers and suppliers; and risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as
Exhibit 99.1 to this Annual Report on Form 10-K.

                                     Part I

Item 1.  Business

     Integ Incorporated ("Integ" or the "Company") is developing the LifeGuide(TM) System, a next generation hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger-stick" technologies. Utilizing the Company's proprietary interstitial fluid ("ISF") sampling technology, the LifeGuide(TM) System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample. The Company believes that the proposed LifeGuide(TM) System represents a significant technological advance in glucose monitoring and will enable people with diabetes to manage their disease more effectively and conveniently. The Company anticipates that it will file a 510(k) premarket notification with the United States Food and Drug Administration (the "FDA") for the LifeGuide(TM) System once the development of the LifeGuide(TM) System is complete.

     Based on the results of a large-scale internal study, the Company announced in August 1998 that it would be replacing the LifeGuide(TM) infrared measurement system with an alternate proven measurement technology. In connection with this announcement, the Company restructured to reduce its monthly expenses. Furthermore, the Company announced that it would explore potential corporate alliances that could expedite its search for a new measurement system.

     Integ, a Minnesota corporation, was incorporated in April 1990.

Industry Overview

     It is estimated that there are as many as 120 million people with diabetes worldwide, and nearly 16 million Americans are affected. Diabetes is a chronic disease affecting overall health, which can lead to severe complications and requires active disease management on a daily basis.

     The use of personal glucose monitors is a key factor in the management of diabetes. Glucose levels are dynamic and vary throughout the day depending upon food intake, insulin availability, exercise, stress and illness. People with diabetes attempt to maintain their glucose levels within an acceptable range through the use of insulin injections, oral hypoglycemic (glucose reducing) agents, diet, exercise or a combination of these activities. People with diabetes often test their glucose levels at multiple times during the day, including before eating meals or when their glucose levels are suspected to be rising or falling faster than desired.

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

     Due to the release in 1993 of the results of the landmark Diabetes Control and Complications Trial (the "DCCT"), people with diabetes are becoming increasingly aware of the need for more intensive glucose monitoring. The purpose of the trial, which studied more than 1,400 people with Type 1 (insulin-dependent) diabetes over an average of six and one half years, was to determine whether tighter control over glucose levels would prevent the onset or slow the progression of the serious complications that often accompany diabetes. Participants in the DCCT were randomly assigned to either intensive or conventional therapy groups. Conventional therapy consisted of testing glucose levels once or twice a day with one or two daily insulin injections. Intensive therapy involved testing glucose levels at least four times a day with at least three insulin injections, or pump therapy, diet and exercise, and adjustment of insulin doses in accordance with the measured glucose levels. The DCCT demonstrated that more intensive treatment of Type 1 diabetes can reduce the risk of developing various diabetes-related complications by approximately 60%.

     The DCCT panel has recommended that people with Type 1 diabetes follow an intensive therapy program, including testing their glucose levels at least four times a day. Similarly, the United Kingdom Prospective Diabetes Study (UKPDS) on over 5,000 patients with Type 2 diabetes, demonstrated that improved glucose monitoring and control reduced the incidence of diabetes related complications such as retinopathy, nephropathy and possibly neuropathy. These clinical findings encourage health care professionals to recommend more testing for all patients with diabetes. Currently, however, the majority of people with diabetes who use insulin monitor their glucose levels at least once each day.

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

     Most currently available personal blood glucose monitoring systems employ a disposable test strip in conjunction with a battery-powered, hand-held meter, and a separate lancing device with it's own disposable. These systems usually require the user to (1) assemble the finger-lancing device, (2) determine the calibration code from the test strip package and adjust the meter as required to be properly calibrated to the test strip being used, (3) insert the test strip into the meter, (4) lance the finger and wait for a drop of blood to form on the fingertip, and (5) apply the blood sample to the test strip and wait for the meter to display the results.

     The goal of most recent glucose monitoring research has been to develop an accurate system to monitor glucose without the pain of a finger lance or the need to handle blood. Most of this research falls into five categories: 1) Non-invasive near-infrared spectroscopy, 2) reverse iontophoresis, 3) alternate site blood sampling techniques, 4) implantable sensors, and 5) ISF technologies.

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

     Reverse iontophoretic technology uses electrical current to draw glucose molecules out of the skin for measurement. Iontophoresis is a process by which charged molecules are carried through intact skin by applying a small amount of electrical current. Reversing that current can pull charged molecules from the body; with those molecules comes fluid, and with that fluid comes uncharged molecules like glucose. Such fluid can be accumulated in a test chamber, in which the glucose can be measured using traditional electrochemical means.

     Other approaches in glucose monitoring development continue to involve the measurement of glucose in blood but attempt to reduce pain by minimizing the volume of blood required and broadening the sites available for sampling. The products currently available in this category involve the same steps as current blood glucose systems, but allow the user to lance their forearm rather than the fingertip. A blood sample is still required, as is the time and mess associated with getting that sample.

     Implantable sensors are targeted toward continuous monitoring of a patient's glucose level. They generally involve implanting a three-day sensor in the patient, which is attached through electrical leads to a monitoring device that is worn externally. One such product is expected to be approved by the FDA in the near future but it's intended use is limited to identifying trends for the physician retrospectively. The patients must still use traditional finger-stick methods for monitoring their glucose levels, taking therapeutic action, and calibrating the implanted sensor.

     ISF technology involves obtaining a sample of ISF from the skin. ISF technology is the approach being pursued by Integ and others. Illustrative of other ISF approaches, which are different from the Company's unique approach described below, would be to create an opening in the skin using a laser or other means, pull ISF through the opening, and measure the glucose in the ISF sample using traditional electrochemical means. Another example would be to enhance the permeability of the skin through chemical means and allow ISF to flow into a patch, which could then be measured using traditional colorimetric means.

     No glucose monitor using non-invasive near-infrared spectroscopic, reverse iontophoretic technologies or ISF technology has yet been cleared or approved for commercialization by the FDA.

The Integ Solution

     The Company is developing the LifeGuide(TM) System, utilizing the Company's proprietary ISF sampling technology, to allow people with diabetes to easily and accurately measure their glucose levels without the pain of a finger lance or the need to handle blood. The LifeGuide(TM) System consists of two main components: a sampling technology to collect a sample of ISF and a measuring technology to measure the level of glucose present in the ISF sample.

     The Integ Technology

     The Company's proposed LifeGuide(TM) System is based on Company research indicating that ISF glucose levels correlate closely with blood glucose levels. ISF is an extracellular fluid that is prevalent throughout the body and the skin. ISF is the means through which proteins and chemicals, including glucose, pass between capillaries and cells. Since the LifeGuide(TM) System draws this sample from the outermost layers of the skin, for instance on the forearm, it avoids the areas of high nerve density and capillaries found in the deeper layers of the skin, thus reducing the pain and blood associated with conventional "finger-stick" sampling approaches.

     The Company's proprietary method for ISF sampling involves a simple procedure that draws an ISF sample from the outermost layers of the skin and captures that sample for measurement.

     The LifeGuide(TM) System

     The Company's LifeGuide(TM) System will be comprised of (i) the LifeGuide(TM) Meter, a reusable glucose measuring device, and (ii) the LifeGuide(TM) Key, a single-use, disposable ISF sample collection device.

     The proposed LifeGuide(TM) Meter will be an integrated, compact, easy-to-use glucose monitoring device. The Company's internally developed LifeGuide(TM) meter had originally proposed detection and analysis of the ISF sample via mid-infrared spectroscopic techniques. However, the measurement performance of pre-production LifeGuide(TM) meters tested in 1998 did not meet the Company's clinical performance standards. At the same time, the Company's sampling technology had been improved to collect larger samples, making it compatible with the more mature electrochemical and colorimetric measurement technologies that are used with current finger-stick devices. For these reasons, the Company has decided to incorporate one of these proven commercial measurement technologies into the LifeGuide(TM) system in place of its IR measurement system.

     The single-use, disposable LifeGuide(TM) Key is designed to be easily handled by the user and inserted into the LifeGuide(TM) Meter. The proprietary design of the LifeGuide(TM) Key will allow for the capture of the required ISF sample and the retention of the sample during the measurement and disposal process. The LifeGuide(TM) Key contains a very small needle that is used to extract a small sample of ISF and present it in a very controlled fashion to the measurement system. The LifeGuide(TM) Key will be packaged in individual sterile packages.

     The Company believes the LifeGuide(TM) System will offer significant advantages over commercially available personal blood glucose monitoring systems and products based on alternative technologies under development, including the following:

     o Eliminates the Pain of Lancing the Fingertips--The LifeGuide(TM) System is designed to allow for the accurate measurement of glucose levels without the pain of a finger lance. Unlike most commercially available glucose monitoring systems which involve penetrating the deeper layers of the skin to obtain a blood sample, the LifeGuide(TM) System's proprietary sampling method draws from only the outermost layers of the skin and avoids the areas of high nerve density. This sampling technology eliminates the pain associated with conventional "finger-stick" sampling approaches. This has been verified in pre-clinical testing with the LifeGuide(TM) System.

     o Bloodless Approach--The LifeGuide(TM) System is designed to allow for the accurate measurement of glucose levels without drawing blood. This approach eliminates the mess and inconvenience of handling a blood sample and the negative perceptions associated with visible blood.

     o Sampling Flexibility--The LifeGuide(TM) System is designed to be used on skin almost anywhere on the body, staying away from areas (such as the fingertips) where blood capillaries and nerve endings are concentrated. Initial company efforts are focused on forearm testing.

     o Ease of Use--The Company's proposed LifeGuide(TM) System will eliminate some of the steps required by commercially available personal blood glucose monitoring systems. With current systems the user requires two disposables, a lancet and a separate test strip. After lancing the finger, a drop of blood must be directed to a small target zone on a thin strip. The LifeGuide(TM) System requires only one disposable, the LifeGuide(TM) Key. The Company has designed the LifeGuide(TM) Key to be easily handled and inserted into the LifeGuide(TM) Meter. The sampling procedure of the proposed LifeGuide(TM) System has been reduced to simply holding the device against an area of exposed skin until an adequate sample has been obtained (less than 10 seconds, average) and waiting briefly for a displayed result.

     o Cost Competitive--It is anticipated that the proposed LifeGuide(TM) Keys will be offered at competitive prices. It will not present a significant departure from current consumer buying patterns and reimbursement practices with respect to commercially available personal glucose monitoring strips or sensors. Given its innovative features, it is anticipated that the proposed LifeGuide(TM) Meter will be priced at a slight premium to existing personal glucose monitoring meters.

     Because of these potential advantages, the Company believes that the proposed LifeGuide(TM) System may facilitate greater compliance with the recommendations of the DCCT panel. The Company, however, has not yet finalized the development of its LifeGuide(TM) System, and there can be no assurance that the Company will be able to successfully develop a commercially acceptable product.

Research and Development

     To date, the Company has been engaged primarily in the research, development and testing of the LifeGuide(TM) System. Since inception, the Company has incurred approximately $21.5 million in research and development expenses. The Company spent approximately $5.4 million, $5.3 million and $4.8 million during fiscal years 1998, 1997 and 1996, respectively, on research and development, all of which was sponsored by the Company.

     In 1996, the Company conducted studies using handheld prototypes of the IR-based LifeGuide(TM) System on laboratory control solutions. This testing identified areas in which the performance of the system needed to be improved. In 1997, the Company focused on systematic identification and quantification of error sources in the IR-based LifeGuide(TM) System and making design changes to address these problems.

     In the past twelve months Integ management has taken several steps to focus the Company's resources on identifying and resolving the remaining product development hurdles.

     In March 1998 an in-house study on 94 people with diabetes was conducted using infrared-based (IR) LifeGuide(TM) prototypes. Analysis of this study showed an improvement in accuracy and precision over similar studies in 1997, but system performance did not meet the Company's internal clinical performance specifications. Additional improvements were made, and another study was conducted in June 1998. This study involved 455 patients, and confirmed that the glucose concentration in pooled ISF samples correlated well with that in venous plasma. It also confirmed that the Company's proprietary ISF collection technology could reliably collect a microliter or more of ISF. However, the study demonstrated that the LifeGuide(TM) system still did not meet the Company's internal clinical performance standards. The Company concluded that it would take six to nine months, or longer, to develop and test additional performance improvements with the internally developed IR measurement system.

     In parallel with the IR-based LifeGuide(TM) system development, the Company initiated a study to identify future product measurement system options. In January 1998 the Company hired consultants to study the feasibility of using electrochemical and colorimetric measurement methods in the LifeGuide(TM) system. The consultants' work analyzed the feasibility of using modified commercial methods to measure glucose in one-half to one microliter samples of ISF. This feasibility work was completed in June, and the results indicated that both electrochemical and colorimetric measurement systems were viable candidates for small sample ISF glucose monitoring. The Company selected an electrochemical approach as their method to prove principle on the integration of ISF collection with a commercially available measurement system. This proof-of-principle project was initiated in July 1998.

     With the results of the June study indicating that the IR system required further development, and the feasibility work on alternate measurement systems complete, the company made a strategic decision in August 1998 to change measurement systems. The Company restructured to focus internally on integrating electrochemical measurement with its proprietary ISF collection technology. The Company also announced in September 1998 that it had hired Piper Jaffray to assist in exploring possible strategic alliances that would provide access to an alternate measurement system.

     During the fourth quarter of 1998 the Company completed pre-clinical testing which demonstrated a significant improvement to their ISF collection method that cut average ISF collection times almost in half. The Company also completed integration of its ISF collection technology with a laboratory electrochemical measurement system and conducted a study on people with diabetes. The Company is currently in the process of using the information gained in this study to complete a prototype handheld electrochemical LifeGuide(TM) System.

The Company's success is entirely dependent upon the successful development, commercialization and market acceptance of the LifeGuide(TM) System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The Company is currently focused on the research and development activities necessary to modify the current design with an alternate measurement technology in order for the LifeGuide(TM) System to meet the Company's product specifications. The LifeGuide(TM) System must deliver performance that is acceptable both to the FDA and to the users of the product. The personal glucose monitoring product market is characterized by commercial products that are manufactured in large quantities at very low cost. As a result, the present focus of the

LifeGuide(TM) Meter development is to finalize the design of the handheld, battery powered prototype into a product that functions within its performance specifications and that can be reliably and cost effectively manufactured.

Clinical Testing

     The goal of the Company's clinical testing to date has been to demonstrate the correlation between ISF glucose levels and blood glucose levels, and to test various prototypes of the LifeGuide(TM) System for accuracy and precision. All ISF samples used in this testing have been obtained utilizing the Company's proprietary sampling method. Past studies to support this goal are described below.

     In early 1996, clinical studies were conducted at the Mayo Clinic and the University of Minnesota. Both of these studies used the LifeGuide(TM) System to draw samples of ISF and a standard laboratory assay for measuring glucose levels in venous blood and ISF. The Mayo Clinic study provides support for the conclusion that there is a strong correlation between the glucose levels in ISF and the glucose levels in blood when the glucose levels are in a relatively steady state. This study compared the ISF and blood glucose values in 66 individuals and yielded a correlation coefficient of 0.96 (on a 0.0 to 1.0 scale, with 1.0 representing a perfect correlation). This study was published in the Journal of Diabetes Care (September 1997). The University of Minnesota study provides support for the conclusion that there is a strong correlation between the glucose levels in ISF and the glucose levels in blood when the glucose levels are in a state of rapid change. This study has compared the ISF and blood glucose values in 17 individuals with Type 1 diabetes over a five-hour period of rising and falling glucose values. Cumulative data from these 17 subjects has yielded a correlation coefficient of 0.95. This study was published in the Journal of Laboratory and Clinical Medicine (October 1997). The data from both the Mayo clinic study and the University of Minnesota study were presented in June 1997 at the Annual Scientific Sessions of the American Diabetes Association in Boston, Massachusetts.

     In 1997, the Company conducted additional studies using a hand-held prototype of the IR-based LifeGuide(TM) System to compare the glucose values obtained using the LifeGuide(TM) System to those obtained using a laboratory measure of glucose in a blood sample. This testing was performed to access the accuracy and precision of the system as it was being developed.

     The fourth quarter of 1998 brought data from the first in-house clinical study of the system that reflects Integ's new product strategy. A laboratory system was developed which incorporated both a new generation of ISF collection improvements as well as a modified commercial electrochemical strip-based measurement system. A study was conducted using the lab system on 100 people with diabetes. The average collection time for a one microliter sample was 7.9 seconds, compared to 23 seconds from a June 1998 study with an earlier system. In December, 92.8 percent of the participants collected an ISF sample successfully on the first attempt, compared to 74.3 percent in June and 99.4 percent of the participants collected successfully in two attempts, compared to
94.2 percent in June. In addition, the measurement performance results with this system were as good as the best achieved with the IR system. In a follow-up study in 1999, the electrochemical lab system has achieved the Company's best performance as the planned development and improvement program continues to move forward.

     The Company plans to conduct at-home and method comparison studies in the third quarter of 1999 on a handheld pre-clinical version of the electrochemical LifeGuide(TM) System. This data will be used to complete the development of a clinical handheld LifeGuide(TM) System.

     If the Company is able to develop clinically acceptable prototypes of the LifeGuide(TM) System, the Company plans to use these prototypes to obtain patient-generated clinical data in a three-center, 300 patient trial for use in the Company's application to the FDA to market the LifeGuide(TM) System. In addition, at-home clinical trials will also be conducted. The Company currently plans to submit this application to the FDA as soon as feasible after completing development of the LifeGuide(TM) Meter.

     To date, testing of the LifeGuide(TM) System has been performed solely by Company personnel under controlled circumstances. There can be no assurance that the Company will not continue to encounter problems in completing the development of the LifeGuide(TM) Meter that would prevent the Company from initiating clinical testing, and there can be no assurance that the Company will not encounter problems in clinical testing that would cause the Company to further delay commercialization of the LifeGuide(TM) System. There also can be no assurance that a commercial version of the LifeGuide(TM) System, if developed, will prove to be accurate and reliable on a consistent basis. Even if accurate and reliable, there can be no assurance that such testing will show the Company's product to be safe and effective.

Manufacturing

     The LifeGuide(TM) System is designed to be economically produced using proven manufacturing methods and equipment. As part of its design strategy, the Company has consulted with component suppliers, automation firms and OEM electronics manufacturers.

     The Company currently plans to use an outside manufacturer to build the LifeGuide(TM) Meter and to develop production test methods and equipment for the Company. This manufacturer will also participate in the prototype builds of the LifeGuide(TM) Meter for testing. The LifeGuide(TM) Key will be assembled by the Company at its facilities from components obtained from outside suppliers. In manufacturing the LifeGuide(TM) Key, the Company will use assembly, test and packaging equipment employing well-known processes similar to those used for other high speed assembly applications.

     The Company expects that one of its most significant manufacturing challenges will be to quickly increase LifeGuide(TM) Key production volumes after full-scale commercial introduction of the LifeGuide(TM) System. To address this challenge, the Company successfully installed and qualified an initial automated manufacturing and packaging line in second quarter 1998. This line is flexible and can be easily modified for key design changes which will be required with the new measurement system. This line has a capacity of 20 million keys per year and will serve as the benchmark for specifying additional higher volume lines.

     There can be no assurance, however, that the Company will be able to install and qualify subsequent commercial productions lines on a timely basis or at all. There also can be no assurance that the Company will be able to achieve and maintain product quality and reliability when producing the LifeGuide(TM) System in the quantities required for commercial operations or within a period that will permit the Company to introduce its products in a timely fashion, or that the Company will be able to assemble and manufacture its products at an acceptable cost.

Sales and Marketing

     The Company intends to market and sell the LifeGuide(TM) System through a corporate partner. The Company has no experience in marketing the LifeGuide(TM) System and has not yet entered into any marketing or distribution arrangements for the LifeGuide(TM) System. Many of the Company's potential competitors have already entered into distribution and marketing agreements with major marketing partners. There can be no assurance that the Company will be able to build a suitable sales force or enter into satisfactory marketing arrangements with third parties when commercial potential develops, or that its sales and marketing efforts will be successful.

Patents and Proprietary Rights

     The Company's success will depend in part on its ability to obtain patent protection for its proposed products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company pursues a policy of seeking patent protection for each of the areas of invention embodied in the LifeGuide(TM) System. The Company has three issued United States patents relating to the method of drawing an ISF sample from the outer layers of the skin, as well as two related US patents. The Company has four pending United States patent applications directed toward various aspects of the technologies underlying the LifeGuide(TM) System, for which two claims have been granted and are awaiting issuance. The Company has also filed two corresponding PCT foreign patent applications, related to its sampling methods, in order to seek similar patent protection outside the United States. The first of these has received a favorable PCT opinion and has been filed in Europe and three non-European countries. The European application has been granted and is being filed in selected member states.

     The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in the Company's LifeGuide(TM) System and for related inventions likely to be used by others as competing alternatives.

     The Company also relies upon trade secrets and proprietary know-how in its manufacturing processes. The Company requires each of its employees, consultants, advisors and certain of its vendors to execute a confidentiality agreement upon the commencement of their relationship with the Company.

     No assurance can be given that any additional patents will be issued, that the scope of any patent protection granted to the Company will exclude competitors or that any of the Company's patents will be held valid or enforceable if subsequently challenged. Patenting medical devices involves complex legal and factual questions, and there is no consistent policy regarding the breadth of claims pertaining to such technologies. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire technologies substantially equivalent to those of the Company. In addition, even if the patents the Company has applied for are ultimately issued, others may hold or receive patents that contain claims covering the products proposed to be sold by the Company and which may delay or prevent the sale of the LifeGuide(TM) System or require licenses resulting in the payment of fees or royalties by the Company in order for the Company to carry on its business. There can be no assurance that needed or potentially useful licenses will be available in the future on acceptable terms or at all.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation could result in substantial costs to and a diversion of effort by the Company, but may be necessary to enforce any patents issued to the Company, protect trade secrets or know-how owned by the Company, defend the Company against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. The Company is not currently a party to any patent or other litigation. The Company routinely monitors patent issuance by others in its industry. An adverse determination in any litigation, could subject the Company to significant liabilities to third parties, require the Company to seek licenses from or pay royalties to third parties or prevent the Company from manufacturing, selling or using its proposed products, any of which could have a material adverse effect on the Company's business and prospects.

Third Party Reimbursement

     Private insurance companies, self-insured employers, health maintenance organizations and governmental payors under Medicare and Medicaid programs are a source of reimbursement to users of blood glucose monitoring systems and related products, but there is no uniform policy on reimbursement among third-party payors. Sales of the Company's proposed products in certain markets will be dependent in part on availability of adequate reimbursement from these third-party payors. Although the Company believes that current reimbursement levels are adequate to support the introduction of the LifeGuide(TM) System, third-party payors are increasingly challenging the pricing of medical products and services. There can be no assurance that adequate levels of reimbursement will be available to permit the Company to achieve market acceptance of the LifeGuide(TM) System or maintain price levels sufficient to realize an appropriate return on its investment in the development or manufacture of the LifeGuide(TM) System. Without adequate support from third-party payors, the market for the Company's products may be limited.

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

Competition

     The Company believes that its success will depend primarily upon its ability to create and deliver a glucose monitoring system, on a timely basis and at a competitive price, that avoids the pain, blood and test steps associated with current glucose monitoring products. In addition, the Company must effectively prove the clinical efficacy of ISF glucose monitoring to the FDA and heath care providers and maintain the proprietary nature of its technologies and processes. The glucose monitoring industry is characterized by intense competition and is currently dominated by several companies with established products and distribution channels. There are currently four significant competitors in the worldwide blood glucose monitoring market: LifeScan, Inc., a subsidiary of Johnson & Johnson, Inc.; Roche Diagnostics; Bayer Diagnostics, a division of Bayer AG; and Medisense, Inc. (a subsidiary of Abbott Laboratories).

     Companies in the glucose monitoring market compete on the basis of innovative technology, ease of use, price, product reliability and acceptance by consumers and healthcare professionals. Price competition for the placement of monitors in the glucose monitoring market is intense and involves marketing tactics such as rebates, trade-in offers and volume purchase incentive programs. This competition could result in lower sales prices for the LifeGuide(TM) System and the use of purchase incentive programs that could adversely affect the Company's revenues and profitability.

     A number of entities are conducting research on possible non-invasive and minimally invasive methods of determining glucose levels. Specific information regarding the precise progress of these companies with respect to these alternative technologies has not generally been made public.

     There can be no assurance that the Company's competitors and potential competitors will not succeed in developing or marketing technologies and products that will be more accepted in the marketplace than the proposed LifeGuide(TM) System or that would render the Company's technology and proposed products obsolete or noncompetitive. Most of the Company's competitors and potential competitors have substantially greater capital resources, research and development staffs and facilities than the Company. In addition, most of the Company's competitors and potential competitors have substantially greater experience than the Company in research and new product development, obtaining regulatory approvals and manufacturing and marketing medical devices. Many of the Company's potential competitors have already entered into distribution and marketing agreements with major marketing partners.

     Numerous researchers are also investigating alternative treatments or cures for diabetes. If any of these efforts are successful in reducing the complications associated with diabetes and can be cost-effectively provided to people with diabetes, the need for the Company's products could be reduced or eliminated.

Government Regulation

     Government regulation in the United States and other countries is a significant factor in the Company's business. The Company's medical device products will be regulated by the FDA under a number of statutes including the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), the Safe Medical Devices Act of 1990 (the "SMDA"), the FDA Modernization Act of 1997 (the "FDAMA"), and certain associated regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices as well as the reporting of certain information regarding their safety. Sales of the Company's medical device products outside the United States are subject to comparable regulatory requirements.

     The Company plans to eventually support the marketing and sales of the LifeGuide(TM) System in several foreign markets. No regulatory approvals have been obtained in any such markets and there can be no assurance that any will be issued. Requirements pertaining to the LifeGuide(TM) System vary widely from country to country and involve anything from simple registration to detailed submissions similar to those required by the FDA. Additionally, new government regulations may be established that could delay or prevent regulatory approval of the LifeGuide(TM) System.

     FDA permission must be received to distribute a new medical device in the United States and can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) premarket notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety of effectiveness of the device may be made without an additional 510(k) notification.

     The second path to market in the United States involves a more comprehensive approval process known as a Premarket Approval ("PMA"). The PMA applies to a new medical device that is not substantially equivalent to a currently marketed device. First, in a PMA application, the Company must conduct clinical trials in accordance with testing protocols approved by an Institutional Review Board ("IRB") for the participating research institution and the investigational device exemption regulations promulgated by the FDA. Second, the Company must submit a PMA application that contains the clinical trial results, and other information required under the FDC Act such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and examples of proposed labeling. Finally, the manufacturing site(s) for the medical device subject to the PMA process must operate under Good Manufacturing Practices ("GMP") and pass an FDA Pre-Approval Inspection before the product is approved.

     The time required to obtain regulatory clearance or approval of the Company's products after filing is uncertain. There can be no assurance that problems will not arise that may delay or ultimately prevent commercialization of the Company's products or that the FDA will clear or approve the products. Further, even if regulatory clearance or approval is obtained, such clearance or approval may include significant limitations on the intended use under which the individual product may be marketed. Finally, the Company believes, and has confirmed with the FDA, that the LifeGuide(TM) System may be submitted as a 510(k), but there can be no assurance that the FDA will accept a 510(k) submission for the LifeGuide(TM) System. If a 510(k) submission is not accepted by the FDA, the more time consuming and comprehensive PMA application will be required. However, the FDA has granted Integ expedited review of its LifeGuide(TM) System application in either 510(k) or PMA form. Expedited review may shorten the time between submission of clinical trial data and approval from the FDA to market the LifeGuide(TM) System.

     The FDA may deny a clearance or approval if the applicable regulatory criteria are not satisfied or may require additional clinical study testing. The FDA may, upon review of the requested additional clinical data, ultimately decide that the submission does not satisfy the regulatory criteria for clearance or approval. Further, FDA clearance and approval decisions are subject to continual review and, if the FDA believes that the Company is not in compliance with the FDC Act, the SMDA, the FDAMA or associated regulations, it has the power to institute proceedings to detain or seize the Company's products, require a recall, enjoin future violations and assess civil and criminal penalties against the Company, its directors, officers or employees. The FDA may also withdraw market clearance or approval for the Company's products or require the Company to repair, replace or refund the cost of any device manufactured or distributed by the Company.

     The FDC Act will regulate the Company's development, quality control and manufacturing procedures by requiring the Company to demonstrate compliance with current GMPs as implemented through the Quality System Regulations. The FDA monitors compliance with these requirements by requiring manufacturers to register with the FDA, subjecting manufacturers to periodic FDA inspections of their manufacturing facilities. In order to ensure compliance with these regulations, the Company will be required to expend time, resources and effort in the areas of quality assurance and quality control. If violations of the applicable regulations are noted during FDA inspections, the continued marketing of any products manufactured by the Company may be adversely affected.

Advisory Boards

     The Company realizes that, if it is to be successful, its products must meet the needs of the people who will use them. For this reason, the Company makes an active effort to seek out experts in the field to advise the Company on product development and marketing issues. A key factor in this process has been the Company's establishment of a Medical Advisory Board and a Diabetes Educator Advisory Board. The Medical Advisory Board is comprised of leading physicians in the fields of endocrinology and laboratory medicine. The members of the Diabetes Educator Advisory Board are all Certified Diabetes Educators. These boards meet periodically to discuss relevant issues and are also available for consultation on an as-needed basis.

Employees

     As of March 2, 1999, the Company had a total of 26 full-time employees. The Company also employed nine persons on a temporary or contract basis (full and part-time). Of this total work force, 18 persons were engaged in research and development activities, nine persons in manufacturing development, four persons in clinical, regulatory and quality functions and four persons in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

Executive Officers of the Registrant

     The following sets forth certain information regarding the executive officers of the Company:

            Name          Age                  Position
     -------------------- ---  ------------------------------------------------

     Susan L. Critzer.... 43   Interim President and Vice President, Operations
                               Acting Chief Financial Officer

     Richard F. Mussmann. 42   Vice President, Research and Development

     Susan L. Critzer joined the Company in January 1995 as Vice President, Operations and assumed the role of interim President and acting Chief Financial Officer in June 1998. Before joining the Company, Ms. Critzer spent six years with American Cyanamid Corporation's Davis and Geck ("D&G") Division, where she held a number of management positions. Most recently at D&G, she was Director of Engineering for D&G's start-up endosurgery division, where she was responsible for the commercialization of all new laparoscopic products. From 1986 to 1989, Ms. Critzer was with Becton-Dickinson Corporation where she held management positions in manufacturing engineering and quality assurance and was involved in the high volume production of intravenous catheters. Prior to her employment with Becton-Dickinson, Ms. Critzer held a variety of management, information systems, quality assurance, and engineering positions with General Motors Corporation. Ms. Critzer holds an MBA from the University of Michigan, and a BSME from General Motors Institute.

     Richard F. Mussmann joined the Company in July 1997 as Vice President, Research and Development. Before joining the Company, Mr. Mussmann served as Product Management Vice President of Telogy Networks, an embedded communications software company, where he was responsible for product definition and planning, marketing programs, and key customer relations. From 1993 to 1995, Mr. Mussmann was Group Director, New Product Development for Ethicon Endo-Surgery, a developer and manufacturer of minimally-invasive surgical instruments, where he was responsible for the successful development and launch of ten new products. From 1989 to 1993, Mr. Mussmann served as Director of Corporate Accounts and Research and Development Project Engineering Manager at Boehringer Mannheim Corporation, where he led the development of several new products, including the Accu-Chek Advantage(R) Blood Glucose Monitor. Mr. Mussmann also held various engineering and engineering management positions while employed for 11 years at AT&T Bell Laboratories. He received his Master's and Bachelor's degrees in electrical Engineering from Purdue University.

Item 2. Properties

     The Company currently leases approximately 42,000 square feet of space at 2800 Patton Road, St. Paul, Minnesota. The lease expires on September 30, 2000. The Company believes its facilities will be adequate for its needs through completion of the development of the LifeGuide(TM) System. A minor space improvement at its existing location will be required to accommodate increased warehouse requirements prior to commercial introduction once development of the LifeGuide(TM) System is complete.

Item 3. Legal Proceedings

     The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed and traded on the NASDAQ National Market under the symbol NTEG. The following table sets forth the high and low sale prices per share for the Company's common stock as reported by the NASDAQ National Market for the quarterly periods indicated:

                                                  High              Low
                                                 ------------------------
          First Quarter 1997                     $10.25            $ 6.00
          Second Quarter 1997                    $10.25            $ 2.75
          Third Quarter 1997                     $ 8.75            $ 5.50
          Fourth Quarter 1997                    $ 6.00            $ 3.00

          First Quarter 1998                     $ 7.38            $ 3.25
          Second Quarter 1998                    $ 4.75            $ 2.13
          Third Quarter 1998                     $ 3.25            $ 0.50
          Fourth Quarter 1998                    $ 1.81            $ 0.59

     At March 19, 1998, the Company had 225 shareholders of record.

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

     The net proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds in the approximate amounts set forth below:

     Investment in short-term, interest bearing securities,
         primarily investment grade commercial paper  and
         money market funds                                       $10,715,000
     Capital expenditures                                           2,325,000
     Research and development and clinical and regulatory
         preparation                                                8,115,000
     Manufacturing scale-up and marketing activities                3,345,000
     Working capital and other general corporate purposes           1,600,000
         Total use of proceeds                                    $26,100,000

     Except for officer compensation and relocation payments totaling $1,289,571 in the aggregate, director compensation totaling $176,500 in the aggregate, and consulting fees paid to a director totaling $111,375, none of the net proceeds from the Company's initial public offering were paid directly or indirectly to
(i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

Item 6. Selected Financial Data

     The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere herein. The statements of operations data for the years ended December 31, 1996, 1997 and 1998 and for the period from April 3, 1990 (inception) to December 31, 1998, and the balance sheet data at December 31, 1997 and 1998 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The statements of operations data for the years ended December 31, 1993 and 1994 and the balance sheet data at December 31, 1994, 1995 and 1996 are derived from audited financial statements not included herein.

                     SELECTED STATEMENTS OF OPERATIONS DATA
                      (in thousands, except per share data)

                                                                                                        Period from
                                                                                                         April 3,
                                                                                                           1990
                                                                                                        (Inception)
                                                         Year Ended December 31,                      to December 31,
                                      ------------------------------------------------------------    ---------------
                                         1998         1997         1996        1995        1994            1998
                                     -------------------------------------------------------------    ---------------
Operating loss                        $(10,871)    $(12,462)     $(9,920)     $(5,281)   $(2,522)      $(43,324)
Net loss                              $(11,086)    $(11,564)     $(9,083)     $(5,049)   $(2,492)      $(41,524)
Net loss per share:
    Basic and diluted                 $  (1.17)    $  (1.24)     $  1.86      $(11.65)   $ (7.72)      $ (14.34)
Weighted average number of
  common shares outstanding:
    Basic and diluted                    9,477        9,305        4,889          433        323          2,896








                           SELECTED BALANCE SHEET DATA
                      (in thousands, except employee data)

                                                           December 31,
                                     --------------------------------------------------------
                                       1998        1997        1996        1995        1994
                                     --------    --------    --------    --------    --------
Current assets                       $ 11,308    $ 21,914    $ 34,151    $ 15,860    $    569

Current liabilities                     2,411       2,340       1,574         523         354

Working capital                         8,897      19,574      32,577      15,337         215

Total assets                           18,155      29,216      37,716      17,376       1,247

Long-term obligations                   2,686       3,030       1,298         447         499

Shareholders' equity (deficiency)      13,058      23,846      34,844      16,405      (4,738)

Number of full time employees              26          79          63          45          19


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Integ, a development stage company, was incorporated on April 3, 1990 to develop the LifeGuide(TM) System, a next generation, hand-held glucose monitoring product for use by people with diabetes that avoids the pain and blood associated with conventional "finger-stick" technologies. Utilizing the Company's proprietary interstitial fluid sampling technology, the LifeGuide(TM) System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain of lancing their fingers to obtain a blood sample.

     From inception through December 31, 1998, the Company has incurred losses totaling $41.5 million, consisting of $21.5 million of research and development expenses, $8.5 million of general and administrative expenses, $7.2 million of manufacturing development expenses and $4.3 million of other expenses, net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide(TM) System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

     Based on the results of a large-scale internal study, the Company announced in August 1998 that it would be replacing the LifeGuide(TM) infrared measurement system with an alternate proven measurement technology. Furthermore, the Company announced that it would explore potential corporate alliances that could expedite this change. As a result of this decision, the Company restructured in August and reduced its workforce. In connection with this restructuring, the Company recorded a one-time charge of $689,000, all of which is attributable to costs incurred to reduce the workforce.

     The Company's future success is entirely dependent upon the successful development, commercialization and market acceptance of the LifeGuide(TM) System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The Company is currently focused on the research and development activities necessary to modify the current design in order for the LifeGuide(TM) System to meet the Company's product specifications. The Company has also announced a search for a corporate partner to provide access to a replacement measurement technology.

Results of Operations

     General: The Company's net loss totaled $11.1 million during 1998 from $11.6 million during 1997 and $9.1 million during 1996. The Company expects net losses to continue for the next several years.

     Research and development expenses: Research and development expenses increased to $5.5 million during 1998 from $5.3 million in 1997 and $4.8 million from 1996. The increase in research and development expense in 1998 was primarily due to increases in the amount of pilot plant costs allocated to research and development ($665,000) and a one-time charge for the workforce reduction ($188,000), which were partially offset by decreased staffing costs ($220,000), prototype expenses ($346,000), employee relocation costs ($107,000), and lab supply expenses ($60,000). The increase in research and development expense in 1997 when compared to 1996 is primarily attributable to increases in staffing costs ($504,000) and consulting and contractor expenses ($400,000), which were partially offset by lower licensing fees ($200,000) and facility costs ($166,000).

     Manufacturing development expenses: Manufacturing development expenses decreased to $2.2 million during 1998 from $2.5 million in 1997 and $1.6 million in 1996. The decrease in manufacturing development expenses during 1998 is primarily attributable to decreased staffing costs ($208,000), the allocation of pilot plant costs to research and development ($665,000) and decreases in prototype tooling expenses ($108,000), travel expenses ($93,000) and the occupancy allocation ($66,000), which were partially offset by increases in depreciation expense ($347,000), samples and prototype expenses ($364,000) and a one-time charge for workforce reduction ($78,000). The increase in manufacturing development expenses in 1997 as compared to 1996 is primarily attributable to increases in pre-manufacturing expenses, consisting of facility costs associated with the additional space being allocated to manufacturing for setting up the initial automated assembly line for the LifeGuide(TM) Key ($381,000), staffing costs ($346,000), prototype materials and tooling expenses ($198,000), and higher travel costs associated with the development of the automated assembly line ($76,000), which were partially offset by lower consulting expenses ($196,000).

     Clinical and regulatory expenses: Clinical and regulatory expenses decreased to $1.1 million during 1998 from $1.2 million in 1997 and $791,481 during 1996. The decrease in clinical and regulatory expenses during 1998 is primarily attributable to decreased staffing costs ($133,000), recruitment costs ($55,000), travel costs ($33,000), clinical studies expenses ($28,000) and consulting expenses ($9,000), which were partially offset by the one-time charge for workforce reduction ($222,000). The increase in clinical and regulatory expenses in 1997 when compared to 1996 is primarily attributed to increases in staffing costs ($427,000) which were partially offset by decreases in consulting expenses ($95,000).

     General and administrative expenses: General and administrative expenses decreased to $1.7 million during 1998 from $2.7 million in 1997 and $1.7 million in 1996. The decrease in general and administrative expenses in 1998 is primarily attributable to decreased staffing costs ($482,000) and a special charge in 1997 for the resignation of the Company's President and Chief Executive Officer effective in 1998 ($654,000), which were partially offset by increases in legal and audit expenses ($100,000), recruitment expenses ($51,000) as well as the one-time charge for workforce reduction ($28,000). The increase in general and administrative expenses in 1997 when compared to 1996 is primarily attributable to the special charge in 1997 for the resignation of Company's President and Chief Executive Officer effective in 1998 ($654,000) as well as increases in staffing costs ($126,000) and various insurance, investor and director costs associated with being a public company ($219,000), which were partially offset by lower consulting expenses ($76,000).

     Sales and marketing expenses: Sales and marketing expenses decreased to $405,000 during 1998 from $780,000 in 1997 and $953,000 in 1996. The decrease in sales and marketing expenses in 1998 was the result of decreases in staffing costs ($297,000), advertising and promotion expenses ($97,000), website development expense ($55,000), consulting expenses ($33,000), product development expenses ($35,000) and travel expenses ($17,000), which were partially offset by a one-time charge for the workforce reduction ($173,000). The decrease in sales and marketing expenses in 1997 as compared to 1996 is primarily attributable to lower staffing costs.

     Interest income: Interest income decreased to $890,000 during 1998 from $1.6 million in 1997 and $1.3 million during 1996. The decrease in interest income in 1998 resulted from lower average balances of cash and cash equivalents. The increase in interest income in 1997 when compared to 1996 resulted from higher average balances of cash and cash equivalents.

     Interest expense: Interest expense increased to $1.2 million during 1998 compared to $684,000 in 1997 and $227,000 in 1996. The increase in interest expense during 1998 is attributable to increased borrowings under the equipment loan agreement signed in 1996 ($5.5 million was borrowed in 1998 as compared to $3 million in 1997). The increase in interest expense during 1997 as compared to 1996 is attributable to increased borrowings under the line of credit agreement ($3 million was borrowed in 1997 as compared to $1.3 million in 1996).

     Other income: Other income totaled $98,000 in 1998. Other income primarily consisted of a receivable written off in a prior year which was paid in full ($26,000) and money received from the state of Minnesota for a sales tax refund claim filed for prior years ($66,000).

Liquidity and Capital Resources

     The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowings under an equipment loan agreement totaling $5.5 million. As of December 31, 1998 the Company had cash and cash equivalents of $11.2 million and working capital of $8.9 million.

     The equipment loan agreement contains covenants that place restrictions on sales of assets, transactions with affiliates, creation of additional debt, and other customary covenants. Borrowings under the equipment loan agreement are collateralized by a large part of the company's assets.

     Financing activities in 1998, 1997 and 1996 consisted of the incurrance of long-term debt. The Company had a $12.5 million equipment loan agreement which expired on December 31 1998. The company borrowed a total of

$5.5 million under the agreement. Borrowings under the equipment loan agreement mature at various times between April 2000 and May 2002, with interest rates ranging from 10.15% to 10.90%

     The Company believes that its current cash balances, after taking into account cost savings resulting from the August 1998 restructuring, will be sufficient to fund its operations until the first half of the year 2000. The Company cannot predict whether additional capital will be available on favorable terms, if at all. The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide(TM) System meets the required performance specifications, the ability of the Company to form a strategic alliance, the extent to which the Company's LifeGuide(TM) System gains market acceptance, the timing of regulatory actions regarding the LifeGuide(TM) System, the costs and timing of expansion of sales, marketing and manufacturing activities and the results of clinical trials and competition. See Exhibit 99.1 to this Form 10-K for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment of all of its systems that could be significantly affected by the Year 2000. The completed assessments indicated that one of the Company's network servers needed upgrading to be compliant. The Company's phone system as well as the shipping computer system will also need to be upgraded.

     For its information technology (IT) exposures, the Company completed the remediation phase in 1998. Testing is underway for all IT systems. The remediation of operating equipment (non-IT) is expected to be completed by April 15, 1999, followed by verification testing which the Company expects to complete by June 30, 1999.

     The Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors (external agents). This assessment will be completed during the second quarter. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The potential effect on the Company of non-compliance by external agents has not yet been determined.

     The Company will utilize both internal and external resources to reprogram or replace, test and implement its software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project has not yet been determined. To date, the Company has incurred approximately $5,000 in expenses related to the Year 2000 project, and expects to incur, approximately, an additional $15,000 in 1999 to complete all upgrades. All Year 2000 related expenses are being funded through operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents investments. The Company's cash and cash equivalents are invested in highly liquid vehicles, including money market accounts and high-grade commercial paper as guided by the company's investment policy. As a result of the Company's investment policy, a decrease in the interest rate earned would not be material to the Company's results. All of the Company's transactions are conducted in US dollars. Accordingly, the Company is not exposed to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

     The Company's financial statements and notes thereto are included on pages F-1 to F-25 of this report. See Index to Financial Statements at page F for a listing of the financial information filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the heading "Election of Directors" in the Proxy Statement is incorporated by reference. Information with respect to the Company's executive officers is provided under the heading "Executive Officers of the Registrant" in Part I, Item 1.

Item 11. Executive Compensation

     The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated by reference, except that the information set forth under the caption "Report of Compensation Committee on Executive Compensation" and the "Comparative Stock Performance" graph are not incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the heading "Principal Shareholders" in the Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained under the heading "Certain Transactions" in the Proxy Statement is incorporated by reference.

                                     Part IV

Item 14. Exhibits, Financial Statements, Financial Statement
         Schedules, and Reports on Form 8-K

          (a)  Exhibits, Financial Statements and Financial Statement Schedules

               1.   Financial Statements

               The Company's financial statements are attached hereto beginning at page F-1. See Index to Financial Statements at page F-1.

               2.   Financial Statement Schedules

               All financial statement schedules are omitted since the required information is not represented or is not present in amounts sufficient to require submission of such schedules, or because the information required is included in the financial statements and notes thereto.

               3.   Exhibits

         Exhibit
          Number    Description
         -------    -----------

           3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           3.2 Amended Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.2 Form of Stock Warrant for Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.3 Form of Stock Warrant for Shares of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.4 Form of Purchase Warrant for Shares of Series E-2 Convertible Preferred Stock (incorporated by reference to
                    Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.5 Warrant to Purchase Shares of Common Stock, dated March 27, 1996, to Venture Lending & Leasing, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.6 Registration Rights Provisions applicable to shares of Preferred Stock (which were automatically converted into Common Stock upon the closing of the Company's initial public offering on July 1, 1996) (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.7 Rights Agreement, dated November 26, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated December 6, 1996 (SEC file number 0-28420)).

           10.1 Real Property Lease Agreement dated June 14, 1994 between the Company and Commers-Klodt III, and Amendment thereto dated November 6, 1995 (incorporated by reference to Exhibit
                    10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.2 Equipment Sublease Agreement dated August 15, 1992, between the Company and FIM, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.3 Equipment Sublease Agreement dated July 14, 1994, between the Company and FIM II, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.4 Loan Agreement dated March 27, 1996, between the Company and Venture Lending & Leasing, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.5 Amendment dated August 7, 1997 to the Loan Agreement dated March 27, 1996, between the Company and Venture Lending & Leasing, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (SEC file number 0-28420)).

           10.6 *1990 Incentive and Stock Option Plan, including form of option agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.7 *1991 Incentive and Stock Option Plan, including form of option agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report Form 10-Q for the fiscal quarter ended September 30, 1998 (SEC File No. 0-28420)).

           10.8 *1994 Long-Term Incentive and Stock Option Plan (as revised and restated) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (SEC File No. 0-28420)).

           10.9 *Form of option agreement under 1994 Long-Term Incentive and Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.10 *1996 Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (SEC File No. 0-28420)).

           10.11 *Form of Option agreements under 1996 Directors' Stock Option Plan.

           10.12 Form of Stock Option from the Company to Medical Innovation Fund (for options granted outside of the Stock Option Plans) (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.13 *Consulting Agreement dated March 14, 1997 between the Company and Mark B. Knudson (incorporated by reference to
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (SEC file number 0-28420)).

           10.14 Separation Agreement dated February 2, 1998 between the Company and Frank A. Solomon (incorporated by reference to
                    Exhibit 10.1 to the Company's Quarterly Report Form 10-Q for the fiscal quarter ended March 31, 1998 (SEC File No. 0-28420)).

           10.15 *Form of Employment Agreement dated April 1998 between the Company and its Vice Presidents (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (SEC File No. 0-28420), (Exhibit I previously incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.16 Separation Agreement and General Release between Katia P. Breslawec and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (SEC File No. 0-28420)).

           23       Consent of Ernst & Young LLP

           24       Powers of Attorney

           27       Financial Data Schedules

           99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

--------------------
* Denotes management contracts and compensatory plans, contracts, and arrangements.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                    Signature

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1999                     INTEG INCORPORATED

                                         By:  /s/ Susan L. Critzer
                                            --------------------------------
                                            Susan L. Critzer
                                            Interim President
                                            Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.

   /s/ Susan L. Critzer        Interim President                  March 25, 1999
---------------------------    Acting Chief Financial Officer
     Susan L. Critzer


             *
---------------------------
   Mark B. Knudson,Ph.D        Director                           March 25, 1999


             *
---------------------------
     Frank B. Bennett          Director                           March 25, 1999


             *
---------------------------
    Terrance G. McGuire       Director                            March 25, 1999


             *
---------------------------
     Robert R. Momsen         Director                            March 25, 1999


             *
---------------------------
    Robert S. Nickoloff       Director                            March 25, 1999


             *
---------------------------
Walter L. Sembrowich, Ph.D    Director                            March 25, 1999


             *
---------------------------
     Winston R. Wallin        Director                            March 25, 1999


*By:  /s/ Susan L. Critzer
     ----------------------------
          Susan L. Critzer
          Attorney-in-Fact

                               Integ Incorporated

                          Index to Financial Statements

                                                                   Page Number
                                                                   -----------

 Report of Independent Auditors                                         F-1

 Balance Sheets as at December 31, 1998 and December 31, 1997           F-2

 Statements of Operations for the Years Ended December 31,
 1998, F-3 1997 and 1996 and for the period from April 3, 1990
 (inception) to December 31, 1998                                       F-3

 Statements of Shareholders' Equity from April 3, 1990 (inception)  F-4 to F-9 to December 31, 1998

 Statements of Cash Flows for the Years Ended December 31,         F-10 to F-11
 1998, 1997 and 1996 and for the period from April 3, 1990
 (inception) to December 31, 1998

 Notes to Financial Statements                                     F-12 to F-25

                       [LETTERHEAD OF ERNST & YOUNG LLP]



                         Report of Independent Auditors


Board of Directors
Integ Incorporated

We have audited the accompanying balance sheets of Integ Incorporated (a development stage company) as of December 31, 1998 and 1997 and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998, and for the period from April 3, 1990 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integ Incorporated at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and for the period from April 3, 1990 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                       /s/ Ernst & Young

February 12, 1999

                               Integ Incorporated
                          (A Development Stage Company)

                                 Balance Sheets

                                                                      December 31
                                                             ----------------------------
                                                                 1998            1997
                                                             ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                 $ 11,175,695    $ 21,776,757
   Prepaid expenses                                               132,229         137,037
                                                             ----------------------------
Total current assets                                           11,307,924      21,913,794
                                                             ----------------------------


Furniture and equipment                                         9,538,478       8,464,943
Less accumulated depreciation                                  (2,715,684)     (1,644,051)
                                                             ----------------------------
                                                                6,822,794       6,820,892
Other assets                                                       23,883         481,607
                                                             ----------------------------
Total assets                                                 $ 18,154,601    $ 29,216,293
                                                             ============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                          $    195,148    $    577,913
   Accrued employee compensation and related expenses             726,077         692,919
   Other accrued expenses                                          92,356         113,719
   Current portion of capital lease obligations                   145,761         155,901
   Current portion of long-term debt                            1,251,247         799,913
                                                             ----------------------------
Total current liabilities                                       2,410,589       2,340,365
                                                             ----------------------------

Long-term liabilities:
   Capital lease obligations, less current portion                 14,178         159,673
   Long-term debt, less current portion                         2,672,018       2,870,061
                                                             ----------------------------
Total long-term liabilities                                     2,686,196       3,029,734
                                                             ----------------------------

Shareholders' equity:
   Common Stock, par value $.01 per share:
     Authorized shares - 21,000,000
     Issued and outstanding shares - 9,580,704 in 1998 and
       9,366,666 in 1997                                           95,807          93,667
   Additional paid-in capital                                  54,616,721      54,518,671
   Deficit accumulated during the development stage           (41,524,253)    (30,438,348)
                                                             ----------------------------
                                                               13,188,275      24,173,990
   Deferred compensation                                         (130,459)       (327,796)
                                                             ----------------------------
Total shareholders' equity                                     13,057,816      23,846,194
                                                             ----------------------------
Total liabilities and shareholders' equity                   $ 18,154,601    $ 29,216,293
                                                             ============================

See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

                            Statements of Operations

                                                                                           Period from
                                                                                          April 3, 1990
                                                      Year ended December 31             (Inception) to
                                          --------------------------------------------     December 31,
                                                1998            1997           1996           1998
                                          ---------------------------------------------- --------------
Operating expenses:
   Research and development               $  5,455,999    $  5,318,900    $  4,802,773     $ 21,542,148
   Manufacturing development                 2,171,087       2,513,224       1,623,122        7,168,276
   Clinical and regulatory                   1,127,448       1,168,187         791,481        3,496,822
   General and administrative                1,711,848       2,681,615       1,749,467        8,516,032
   Sales and marketing                         404,605         779,732         953,112        2,600,455
                                          ---------------------------------------------- --------------
                                            10,870,987      12,461,658       9,919,955       43,323,733
                                          ---------------------------------------------- --------------

Operating loss                             (10,870,987)    (12,461,658)     (9,919,955)     (43,323,733)

Other income (expense):
   Interest income                             890,120       1,564,190       1,306,460        4,428,998
   Interest expense                         (1,203,218)       (684,001)       (226,959)      (2,501,798)
   Other                                        98,180          17,078        (242,978)        (127,720)
                                          ---------------------------------------------- --------------
                                              (214,918)        897,267         836,523        1,799,480
                                          ---------------------------------------------- --------------
Net loss for the period and deficit
   accumulated during development stage   $(11,085,905)   $(11,564,391)   $ (9,083,432)    $(41,524,253)
                                          ============================================== ==============


Net loss per share
     Basic and diluted                    $      (1.17)   $      (1.24)   $      (1.86)    $     (14.34)
                                          ============================================== ==============

Weighted average number of common
   shares outstanding
     Basic and diluted                       9,477,390       9,305,332       4,889,245        2,895,925
                                          ============================================== ==============

See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

            Statement of Changes in Shareholders' Equity (Deficiency)

                                                                                             Deficit
                                                                                           Accumulated
                                     Convertible Preferred   Common Stock     Additional   During the
                                     ---------------------------------------    Paid-In    Development    Deferred
                                        Shares   Amount    Shares     Amount    Capital       Stage     Compensation      Total
                                       ------------------------------------------------------------------------------------------
Founders' Common Stock issued during
   April 1990 at $.015 per share            --   $   --    250,000   $ 2,500   $  1,250   $      --      $    --      $     3,750
Net loss for the period                     --       --       --        --         --        (290,900)        --         (290,900)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1990                --       --    250,000     2,500      1,250      (290,900)        --         (287,150)
Net loss for the year                       --       --       --        --         --        (622,016)        --         (622,016)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1991                --       --    250,000     2,500      1,250      (912,916)        --         (909,166)
Net loss for the year                       --       --       --        --         --        (653,934)        --         (653,934)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1992                --       --    250,000     2,500      1,250    (1,566,850)        --       (1,563,100)
Net loss for the year                       --       --       --        --         --        (682,725)        --         (682,725)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1993                --       --    250,000     2,500      1,250    (2,249,575)        --       (2,245,825)
Deferred compensation related to
   restricted stock grant                   --       --    183,333     1,833    149,417          --       (151,250)          --
Net loss for the year                       --       --       --        --         --      (2,492,220)        --       (2,492,220)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1994
   (carried forward)                        --       --    433,333     4,333    150,667    (4,741,795)    (151,250)    (4,738,045)


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                               Convertible Preferred    Common Stock    Additional
                                               ----------------------------------------   Paid-In
                                                Shares      Amount    Shares    Amount    Capital
                                               ----------------------------------------------------
Balance at December 31, 1994
   (brought forward)                                --     $    --   433,333   $ 4,333  $  150,667
Previously issued redeemable convertible
   preferred stock; all shareholders agreed
   to cancel their respective redemption
   privileges during June 1995:
     Series A Convertible Preferred,
       authorized 928,571 shares, liquidating
       preference of $.56 per share, sold
       during April and November 1990            928,571       9,286    --        --       510,714
     Series B Convertible Preferred,
       authorized 800,000 shares, liquidating
       preference of $1.00 per share, sold
       during May 1991                           800,000       8,000    --        --       792,000
     Series C Convertible Preferred,
       authorized 356,000 shares, liquidating
       preference of $2.50 per share, sold
       during January 1992 to
       May 1993                                  346,000       3,460    --        --       861,540
     Series D Convertible Preferred,
       authorized 1,209,731 shares,
       liquidating preference of $2.75 per
       share, less offering expenses of
       $7,245, sold during February and
       May 1994                                1,074,372      10,743    --        --     2,936,534


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                 Deficit
                                               Accumulated
                                                During the
                                                Development    Deferred
                                                   Stage      Compensation     Total
                                               -----------------------------------------
Balance at December 31, 1994
   (brought forward)                            $(4,741,795)  $  (151,250)  $(4,738,045)
Previously issued redeemable convertible
   preferred stock; all shareholders agreed
   to cancel their respective redemption
   privileges during June 1995:
     Series A Convertible Preferred,
       authorized 928,571 shares, liquidating
       preference of $.56 per share, sold
       during April and November 1990                  --            --         520,000
     Series B Convertible Preferred,
       authorized 800,000 shares, liquidating
       preference of $1.00 per share, sold
       during May 1991                                 --            --         800,000
     Series C Convertible Preferred,
       authorized 356,000 shares, liquidating
       preference of $2.50 per share, sold
       during January 1992 to
       May 1993                                        --            --         865,000
     Series D Convertible Preferred,
       authorized 1,209,731 shares,
       liquidating preference of $2.75 per
       share, less offering expenses of
       $7,245, sold during February and
       May 1994                                        --            --       2,947,277


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                 Convertible Preferred    Common Stock      Additional
                                                ----------------------------------------     Paid-In
                                                   Shares      Amount    Shares   Amount     Capital
                                                -------------------------------------------------------
     Series E Convertible Preferred Class 1,
       authorized 5,879,655, liquidating
       preference of $4.00 per share, less
       offering expenses of $1,861,168, sold
       during June 1995                           5,604,655   $ 56,047      --    $  --    $ 20,501,405
Value of warrants to purchase Preferred
   Stock issued in connection with bridge
   loan financing                                      --         --        --       --         179,800
Value of stock options to purchase Common
   Stock issued for consulting services
                                                       --         --        --       --          24,000
Value of options and warrants to purchase
   Common Stock issued in connection with
   guarantee of leases                                 --         --        --       --         104,841
Value related to the extension of the
   exercise period of certain stock options
   previously granted to individuals                   --         --        --       --           6,750
Deferred compensation related to stock
   options                                             --         --        --       --         960,208
Amortization of deferred compensation                  --         --        --       --            --
Net loss for the year                                  --         --        --       --            --
                                               -----------------------------------------------------------
Balance at December 31, 1995
   (carried forward)                              8,753,598     87,536   433,333    4,333    27,028,459


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                 Deficit
                                               Accumulated
                                                During the
                                                Development    Deferred
                                                   Stage      Compensation     Total
                                               -----------------------------------------
     Series E Convertible Preferred Class 1,
       authorized 5,879,655, liquidating
       preference of $4.00 per share, less
       offering expenses of $1,861,168, sold
       during June 1995                         $      --     $    --     $ 20,557,452
Value of warrants to purchase Preferred
   Stock issued in connection with bridge
   loan financing                                      --          --          179,800
Value of stock options to purchase Common
   Stock issued for consulting services
                                                       --          --           24,000
Value of options and warrants to purchase
   Common Stock issued in connection with
   guarantee of leases                                 --          --          104,841
Value related to the extension of the
   exercise period of certain stock options
   previously granted to individuals                   --          --            6,750
Deferred compensation related to stock
   options                                             --      (960,208)          --
Amortization of deferred compensation                  --       187,106        187,106
Net loss for the year                            (5,048,730)       --       (5,048,730)
                                                --------------------------------------
Balance at December 31, 1995
   (carried forward)                             (9,790,525)   (924,352)    16,405,451


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)



                                                  Convertible Preferred          Common Stock          Additional
                                               ------------------------------------------------------   Paid-In
                                                   Shares        Amount       Shares       Amount       Capital
                                               --------------------------------------------------------------------
Balance at December 31, 1995
   (brought forward)                             8,753,598      $87,536       433,333    $  4,333      $27,028,459
Value of warrants to purchase Common Stock
   issued in connection with equipment loan
   agreement                                           --           --            --          --           874,416
Shares issued in connection with initial
   public offering less offering expenses
   of $2,375,706                                       --           --      3,000,000      30,000       26,094,294
Conversion of preferred stock                   (8,753,598)     (87,536)    5,835,705      58,357           29,179
Shares issued pursuant to exercise of stock
   options                                             --           --          6,666          67            7,056
Deferred compensation related to stock
   options                                             --           --            --          --            56,329
Value of options granted to purchase Common
   Stock issued for consulting services
                                                       --           --            --          --           179,600
Amortization of deferred compensation                  --           --            --          --               --
Net loss for the year                                  --           --            --          --               --
                                             ---------------------------------------------------------------------
Balance at December 31, 1996
   (carried forward)                                   --           --      9,275,704      92,757       54,269,333


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                    Deficit
                                                  Accumulated
                                                   During the
                                                  Development        Deferred
                                                     Stage         Compensation         Total
                                             ----------------------------------------------------
Balance at December 31, 1995
   (brought forward)                             $  (9,790,525)      $(924,352)      $16,405,451
Value of warrants to purchase Common Stock
   issued in connection with equipment loan
   agreement                                               --              --            874,416
Shares issued in connection with initial
   public offering less offering expenses
   of $2,375,706                                           --              --         26,124,294
Conversion of preferred stock                              --              --                --
Shares issued pursuant to exercise of stock
   options                                                 --              --              7,123
Deferred compensation related to stock
   options                                                 --          (56,329)              --
Value of options granted to purchase Common
   Stock issued for consulting services
                                                           --         (179,600)              --
Amortization of deferred compensation                      --          515,939           515,939
Net loss for the year                               (9,083,432)            --         (9,083,432)
                                             ----------------------------------------------------
Balance at December 31, 1996
   (carried forward)                               (18,873,957)       (644,342)       34,843,791


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)



                                           Convertible Preferred      Common Stock        Additional
                                           --------------------------------------------    Paid-In
                                            Shares        Amount     Shares    Amount      Capital
                                           -----------------------------------------------------------
Balance at December 31, 1996
   (brought forward)                            --        $  --    9,275,704   $92,757   $54,269,333
Shares issued pursuant to employee stock
   purchase plan and exercise of stock
   options                                      --           --       69,154       692       111,624
Shares issued pursuant to exercise of
   warrants, net of 9,303 redeemed              --           --       21,808       218        66,444
Amortization of deferred compensation           --           --          --        --            --
Deferred compensation adjustment for
   cancellation of stock options                --           --          --        --        (22,062)
Value related to the acceleration of
   vesting and extension of the exercise
   period of certain stock options
   previously granted to an officer and         --           --          --        --         93,332
   director
Net loss for the year                           --           --          --        --            --
                                           -----------------------------------------------------------
Balance at December 31, 1997
   (carried forward)                            --           --    9,366,666    93,667    54,518,671


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                            Deficit
                                          Accumulated
                                           During the
                                           Development       Deferred
                                              Stage        Compensation        Total
                                        -----------------------------------------------
Balance at December 31, 1996
   (brought forward)                      $(18,873,957)     $(644,342)    $ 34,843,791
Shares issued pursuant to employee stock
   purchase plan and exercise of stock
   options                                         --             --           112,316
Shares issued pursuant to exercise of
   warrants, net of 9,303 redeemed                 --             --            66,662
Amortization of deferred compensation              --         294,484          294,484
Deferred compensation adjustment for
   cancellation of stock options                   --          22,062              --
Value related to the acceleration of
   vesting and extension of the exercise
   period of certain stock options
   previously granted to an officer and            --             --            93,332
   director
Net loss for the year                      (11,564,391)           --       (11,564,391)
                                        -----------------------------------------------
Balance at December 31, 1997
   (carried forward)                       (30,438,348)      (327,796)      23,846,194


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                             Convertible Preferred        Common Stock        Additional
                                            -----------------------------------------------    Paid-In
                                              Shares        Amount      Shares     Amount      Capital
                                            --------------------------------------------------------------
Balance at December 31, 1997
   (brought forward)                             --         $  --     9,366,666    $93,667   $54,518,671
Shares issued pursuant to employee stock
   purchase plan and exercise of stock
   options                                       --            --       211,351      2,113       237,648
Shares issued pursuant to exercise of
   warrants, net of 6,201 redeemed               --            --         2,687         27           (27)
Amortization of deferred compensation            --            --           --         --            --
Deferred compensation adjustment for
   cancellation of stock options                 --            --           --         --       (139,571)
Net loss for the year                            --                         --         --            --
                                            --------------------------------------------------------------
Balance at December 31, 1998                     --         $  --     9,580,704    $95,807   $54,616,721
                                            ==============================================================


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                            Deficit
                                           Accumulated
                                           During the
                                           Development      Deferred
                                              Stage       Compensation        Total
                                         ---------------------------------------------
Balance at December 31, 1997
   (brought forward)                      $(30,438,348)    $(327,796)    $ 23,846,194
Shares issued pursuant to employee stock
   purchase plan and exercise of stock
   options                                         --        (35,425)         204,336
Shares issued pursuant to exercise of
   warrants, net of 6,201 redeemed                 --            --               --
Amortization of deferred compensation              --         93,191           93,191
Deferred compensation adjustment for
   cancellation of stock options                   --        139,571              --
Net loss for the year                      (11,085,905)          --       (11,085,905)
                                         -----------------------------------------------
Balance at December 31, 1998              $(41,524,253)    $(130,459)     $13,057,816
                                         ===============================================


See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                  Period from
                                                                                                 April 3, 1990
                                                            Year ended December 31              (Inception) to
                                                ---------------------------------------------    December 31,
                                                     1998            1997             1996           1998
                                                ------------------------------------------------------------
Operating activities:
   Net loss                                     $(11,085,905)   $(11,564,391)   $ (9,083,432)   $(41,524,253)
   Adjustments to reconcile net loss to
     cash used in operating activities:
        Depreciation                               1,072,299         824,348         543,717       2,752,515
        Deferred compensation amortization            93,191         294,484         515,939       1,090,720
        Amortization of loan commitment fee             --            77,463         172,611         250,074
        Loss on sale of equipment and
          deposit write-off                             --            27,436          68,209          95,645
        Value of options and warrants
          related to debt financing, lease
          guarantee, extension of options
          and consulting services                       --           116,334          23,321         371,136
        Changes in operating assets and
          liabilities:
            Receivables                                 --            84,425         (72,261)        (28,829)
            Prepaid expenses and other assets        462,532          (7,213)        (90,682)        232,525
            Accounts payable and accrued
               expenses                             (370,970)        148,203         860,535       1,013,581
                                                ------------------------------------------------------------
Net cash used in operating activities             (9,828,853)     (9,998,911)     (7,062,043)    (35,746,886)
                                                ------------------------------------------------------------

Investing activities:
   Purchase of furniture and equipment            (1,075,312)     (4,756,243)     (2,095,773)     (8,870,027)
   Proceeds from sale of furniture and
     equipment                                         1,111           3,750          18,500          47,940
                                                ------------------------------------------------------------
   Net cash used in investing activities          (1,074,201)     (4,752,493)     (2,077,273)     (8,822,087)
                                                ------------------------------------------------------------

Financing activities:
   Proceeds from sale of Convertible
     Preferred Stock                                    --              --              --        22,789,732
   Proceeds from bridge loan debt                       --              --              --         2,900,000
   Proceeds from borrowings under loan
     agreement                                     1,138,293       2,995,879       1,352,274       5,486,446
   Payments on long-term debt                       (885,002)       (383,533)       (147,330)     (1,415,865)
   Payments on capital lease obligations            (155,635)       (142,771)        (81,575)       (534,126)
   Proceeds from sale of Common Stock                204,336         178,978      26,131,417      26,518,481
                                                ------------------------------------------------------------
   Net cash provided by financing activities         301,992       2,648,553      27,254,786      55,744,668
                                                ------------------------------------------------------------

   (Decrease) increase in cash and cash
     equivalents                                 (10,601,062)    (12,102,851)     18,115,470      11,175,695
   Cash and cash equivalents at beginning
     of period                                    21,776,757      33,879,608      15,764,138            --
                                                ------------------------------------------------------------
   Cash and cash equivalents at end of period   $ 11,175,695    $ 21,776,757    $ 33,879,608    $ 11,175,695
                                                ============================================================

                               Integ Incorporated
                          (A Development Stage Company)

                      Statements of Cash Flows (continued)

                                                                                          Period from
                                                                                         April 3, 1990
                                                          Year ended December 31         (Inception) to
                                                --------------------------------------    December 31,
                                                    1998           1997        1996           1998
                                                -------------------------------------------------------
1
Supplemental disclosure of cash flow
   information
Fixed assets capitalized under capital lease
   and loan agreements                            $   --       $   11,182     $   --       $  141,442

The Company converted $2,900,000 of debt
   into Series E Convertible Preferred Stock      $   --       $     --       $   --       $2,900,000


See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1998


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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1998, the Company's cost of investments in government securities approximated market value, with no resulting unrealized gains and losses recognized. The cash equivalents are considered available-for-sale.

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

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

The Company follows the disclosure only provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the Company has made pro forma disclosures of what net loss and loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Diluted loss per share is the same as basic loss because the effect of all options and warrants is anti-dilutive.

Automatic Conversion of Preferred Stock

Upon the closing of the initial public offering on July 1, 1996, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 5,835,705 shares of common stock.

Reclassifications

Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

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

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. Capital and Operating Leases

The Company leases its office facility and certain office equipment under operating leases. Rent expense of $369,880, $432,686 and $377,485 was recorded for noncancelable operating leases and sub-leases for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum lease commitments for operating leases with remaining terms in excess of one year, excluding executory costs such as real estate taxes, insurance and maintenance expense, are payable as follows:

   Year ending December 31:
     1999                                           $399,611
     2000                                            299,171
                                                ----------------
                                                    $698,782
                                                ================

The Company leases certain furniture and laboratory and office equipment under other leases which are accounted for as capital leases for financial statement purposes. The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

                                                     December 31
                                               1998              1997
                                            ------------------------------

   Cost                                        $665,499         $665,499
   Less accumulated amortization               (575,436)        (471,566)
                                            ------------------------------
                                              $  90,063         $193,933
                                            ==============================

Future minimum lease payments required under capital leases together with the present value of the net future minimum lease payments at December 31, 1998 are as follows:

   Year ending December 31:
     1999                                                       $153,675
     2000                                                         14,537
                                                             --------------
   Total minimum lease payments                                  168,212
   Less amount representing interest                              (8,273)
                                                             --------------
   Present value of net minimum payments                         159,939
   Less current portion                                         (145,761)
                                                             --------------
   Capital lease obligations, net of current portion           $  14,178
                                                             ==============

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. Long-Term Debt

During 1996, the Company entered into an equipment loan agreement which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four year period. The obligation of the lender to make additional loans expired December 31, 1998. The Company borrowed $2,995,879 and $1,138,293 in 1997 and 1998, respectively, under this agreement.

                                                                                   December 31
                                                                               1998            1997
                                                                          ----------------------------
   10.65% note payable for equipment loan, due in monthly installments
     of $26,495 through February 2000, and $138,962 due April 2000          $  430,881     $  643,577

   10.65% note payable for equipment loan, due in monthly installments
     of $12,082 through November 2000, and $63,879 due January 2001            268,585        347,912

   10.65% note payable for equipment loan, due in monthly installments
     of $49,636 through February 2001, and $262,439 due April 2001           1,196,551      1,530,634

   10.90% note payable for equipment loan, due in monthly installments
     of $35,507 through August 2001, and $186,943 due October 2001             974,044      1,147,851

   10.20% note payable for equipment loan, due in monthly installments of
     $21,510 through January 2002, $35,507 due February 2002, and
     $113,248 due April 2002                                                   670,756             --

   10.15% note payable for equipment loan, due in monthly installments
     of $11,443 through May 2002, and $60,976.71 due July 2002                 382,448             --
                                                                          ----------------------------
                                                                             3,923,265      3,669,974
   Less current portion                                                     (1,251,247)      (799,913)
                                                                          ----------------------------
   Long-term debt, net of current portion                                   $2,672,018     $2,870,061
                                                                          ============================

Aggregate maturities of long-term are as follows:

   1999                                                     $1,251,247
   2000                                                      1,398,098
   2001                                                      1,025,633
   2002                                                        248,287
                                                          --------------
                                                            $3,923,265
                                                          ==============

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5. Redeemable Convertible Preferred Stock and Preferred Stock

During June 1995, the Company received net proceeds of $20,557,452 from the sale of 5,604,655 shares of its Series E Convertible Preferred Stock, Class 1. During January 1995, in anticipation of this pending offering, the Company received proceeds of $2,900,000 and issued one-year, 8.5% promissory notes under a bridge loan arrangement with certain investors, including $1,500,000 received from Medical Innovation Fund II (MIF II) and $500,000 received from Artesian Management, Inc. (Artesian), both significant shareholders of the Company. Upon consummation of the offering in June 1995, these promissory notes and all accrued interest thereon totaling $2,987,620 were automatically converted into 746,905 shares of Series E Convertible Preferred Stock, Class 1, at $4.00 per share. In connection with such bridge financing, investors received warrants for the purchase of 429,630 shares of Series E Convertible Preferred Stock, Class 2, at $3.375 per share (convertible into 286,420 shares of Common Stock at $5.06 per share), including warrants for 222,222 shares issued to MIF II and warrants for 74,074 shares issued to Artesian. The liquidating preference of the Series E Convertible Preferred Stock, Class 2, is $3.375 per share. The Company included $179,800 as additional interest expense during the year ended December 31, 1995 which represented the value of the warrants issued in connection with the bridge loan (see Note 7).

Series A, B, C, D and E Convertible Preferred Shares issued in 1995 were automatically converted three shares of preferred into two shares of common stock upon the closing of the public offering of the Company's securities on July 1, 1996.

6. Reverse Stock Split

On April 24, 1996, the Board of Directors approved a reverse stock split of 2-for-3 for the Company's common stock. Accordingly, all share, per share, weighted average share, and stock option information were restated to reflect the split. The reverse stock split impacted the conversion prices of the preferred stock and the numbers of shares of common stock into which the preferred stock would convert but had no effect upon the numbers of preferred stock warrants and shares of preferred stock issued and outstanding. Accordingly, all preferred stock and preferred stock price amounts have not been adjusted for the reverse stock split.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. Stock Options and Warrants

Stock Options and Restricted Stock Grant

The Company has 1990, 1991 and 1994 stock option plans which provide for the issuance of incentive and nonqualified stock options and restricted stock grants to employees and consultants. Under the plans, the exercise price of options granted is determined by the Company's Board of Directors, but incentive stock options must be granted at exercise prices greater than or equal to the fair market value of the Company's stock as of the grant date. A total of 3,213,333 shares of the Company's common stock have been reserved for issuance under all three plans as of December 31, 1998.

During 1998, the Company repriced all outstanding employee options and those held by consultants who were actively engaged in consulting activities as of September 22, 1998 to an exercise price of $.81 per share. The Company valued the repricing of the consultant options at $35,425 and is recognizing the expense over the vesting period of the options.

Options outstanding were granted as follows:

                                                                           Weighted Average
                                    Shares          Plan        Non-Plan      Exercise
                                   Available      Options        Options        Price
                                   for Grant    Outstanding    Outstanding    Per Share
                                  ---------------------------------------------------------
   Balance at December 31, 1995   $   83,048    $  646,952       $42,993        $0.98
     Shares reserved               1,300,000             -             -           -
     Granted at market price        (452,745)      452,745             -         9.63
     Granted below market price      (81,747)       81,747             -         8.81
     Exercised                             -        (6,666)            -         1.07
     Canceled                         15,000       (15,000)            -         9.88
                                  -----------------------------------------
   Balance at December 31, 1996      863,556     1,159,778        42,993         4.66
     Granted at market price        (618,625)      618,625             -         6.26
     Exercised                             -       (47,953)            -         0.84
     Canceled                         15,483       (15,483)            -         3.01
                                  -----------------------------------------
   Balance at December 31, 1997      260,414     1,714,967        42,993         5.34
     Shares reserved               1,000,000             -             -           -
     Granted at market price        (922,012)      922,012             -         1.54
     Exercised                             -      (166,923)            -         0.98
     Canceled                        922,504      (922,504)            -         5.93
                                  -----------------------------------------
   Balance at December 31, 1998   $1,260,906    $1,547,552       $42,993        $3.06
                                  =========================================

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. Stock Options and Warrants (continued)

The following table summarizes information about the stock options outstanding at December 31, 1998:

                                 Options Outstanding              Options Exercisable
                    -----------------------------------------  ----------------------------
                                   Weighted
                                    Average
                                   Remaining      Weighted                     Weighted
 Range of Exercise     Number     Contractual      Average        Number        Average
       Prices        Outstanding     Life      Exercise Price   Exercisable  Exercise Price
-------------------------------------------------------------  ----------------------------
  $  .81 - $  1.88    1,090,713    8.12 years      $  .88         421,490       $ .88
    2.78 -    5.75      162,000    9.05 years        4.55          16,250        4.81
    6.25 -    8.63       40,750    8.40 years        6.64          40,083        6.64
    9.00 -   10.50      297,082    7.57 years        9.77         195,860        9.81
                    -------------                               -----------
                      1,590,545    8.12 years       $3.06         673,683       $3.00
                    =============                               ===========

During 1991 and 1993, the Company granted options outside the plans to purchase 42,993 shares of the Company's common stock at $.83 per share to Medical Innovation Fund ("MIF"), a significant shareholder of the Company (see Note 10).

Options outstanding expire at various dates during the period from October 2000 through December 2007. The number of options exercisable as of December 31, 1996, 1997 and 1998 were 481,736, 710,982 and 703,093, respectively, at weighted average prices of, $2.38, $3.92 and $3.00 per share, respectively.

The weighted average grant date fair value of options granted at market prices during the years ended December 31, 1996, 1997 and 1998 was $7.18, $4.92 and $1.43 per share, respectively. The weighted average grant date fair value of options granted below market prices during the years ended December 31, 1995 and 1996 was $4.01 and $6.93 per share, respectively.

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

Pro forma information regarding net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: risk free interest rates of 6.59%, 6.33% and 5.31%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of .562, .656 and 1.047, respectively; and a weighted-average life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                         1998           1997           1996
                                    -------------------------------------------

   Pro forma net loss               $(12,151,311)   $(13,535,200)   $(9,662,422)
   Pro forma net loss per common
     share-basic and diluted              $(1.28)         $(1.45)        $(1.82)

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. Stock Options and Warrants (continued)

The pro forma effect on net loss for 1996, 1997 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Deferred Compensation

During August 1994, the Company issued a restricted stock grant under the Company's stock option plans to its then President and Chief Executive Officer for 183,333 shares of common stock at a fair market value determined to be $.83 per share in exchange for two promissory notes. The Company recognized $151,250 as deferred compensation and is amortizing this amount ratably over the restriction period of three years and, during the year ended December 31, 1996 and 1997, $38,863 and $2,450, was expensed, respectively. In addition to the shares being held by the Company until the restriction lapse occurs, the President and Chief Executive Officer signed two notes in the amount of the fair market value of the stock grant. In 1995 and 1996, $24,291 and $102,892, respectively, of principal and accrued interest was forgiven and the Company awarded this individual an additional bonus adequate to cover related income taxes due on this debt forgiveness.

During 1995 and 1996 options were granted to purchase a total of 433,710 shares of the Company's common stock at exercise prices below the current market price. The Company recognized $960,208 and $56,329 during the years ended 1995 and 1996, respectively, as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The deferred compensation is amortized ratably over the vesting period of the options. For the years ended 1996, 1997 and 1998, $477,076, $314,096 and $229,171, respectively, was expensed.

During 1996, the Company granted 30,000 options to certain advisors of the Company. In accordance with FASB 123, the Company recognized $179,600 as deferred compensation. The deferred compensation is amortized ratably over the vesting period of the options. In 1996, 1997 and 1998, $65,279, $87,835 and $24,940 was charged to expense, respectively.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. Stock Options and Warrants (continued)

The remaining unamortized deferred compensation is expected to be charged to operations as follows:

   1999                                                 $32,565
   2000                                                  10,254
   2001                                                  10,183
   2002                                                  10,183
   2003                                                  10,183
   Thereafter                                            17,667
                                                      -----------
                                                        $91,035
                                                      ===========

Warrants

In connection with the sale of Series C Convertible Preferred Stock during 1992 and 1993, the Company issued warrants to the holders for the purchase of 46,665 shares (including warrants for 13,333 shares issued to MIF (see Note 10), and warrants for 17,778 shares issued to Artesian Capital Limited Partnership) of its common stock exercisable immediately at a price of $3.75 per share. These MIF and Artesian Capital Limited Partnership warrants were exercised in 1997, and 8,888 of the remaining warrants were exercised and 6,666 expired at various dates during the period from January 1998 through May 1998. During May 1994 the Company issued warrants which expire during May 1999 to a consultant/stockholder for the purchase of 6,666 shares of common stock exercisable immediately at a price of $4.13 per share. The value of these warrants was determined to be $24,000, based on the value of the services received and was expensed. In addition, during March and December of 1994 and June 1995 the Company issued warrants for the purchase of 159,042 shares of Series D Convertible Preferred Stock (convertible into 106,027 shares of common stock at $4.13 per share) to MIF II, exercisable immediately at $2.75 per share (see Note 10). Warrants for the purchase of 27,273 shares expire during February 1999, warrants for the purchase of 108,085 shares expire during December 2004, and warrants for the purchase of 23,684 shares expire during June 2005.

In connection with the bridge loan arrangement during January 1995 discussed in
Note 5, the Company issued warrants to investors for the purchase of 429,630 shares of Series E Convertible Preferred Stock, Class 2, at $3.375 per share (convertible into 286,414 shares

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. Stock Options and Warrants (continued)

of common stock at $5.06 per share). These warrants expire in January 2005. The value of these warrants was determined to be $179,800 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the notes and was expensed as additional interest expense during 1995.

In consideration of the equipment loan agreement discussed in Note 4, the Company has agreed to issue warrants for the purchase of common stock equal to 8.8% of the total dollar value of the credit line available under the agreement. Warrants are to be issued as the line is funded, or at the expiration date of the line in December 1998 for any unfunded portion of the credit line. The value of these warrants was determined to be $874,416 and will be expensed over the term of the loan agreement. Each warrant is exercisable initially at $6.00 per share or, subsequent to any equity financing, at 80% of the per share price of each subsequent financing, if such occurs. Warrants for the purchase of 34,689 and 94,390 shares of common stock were issued in 1997 and 1998, respectively. The weighted average exercise price of these warrants was $7.60. These warrants expire in December 2003.

8. Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the Purchase Plan), as approved by the shareholders on June 4, 1997, is a qualified plan pursuant to Internal Revenue Code Section 423. The Purchase Plan allows eligible employees an opportunity to purchase an aggregate of 300,000 shares of the Company's common stock through a series of annual offerings for each calendar year (except for the initial purchase period of the Purchase Plan which was for a six month period beginning July 1, 1997). Payroll deductions between 1% and 10% of an employee's eligible compensation may be used to purchase stock at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock at the beginning or end of each purchase period. Under terms of the Purchase Plan, no participant may acquire more than 10,000 shares of the Company's common stock or more than $10,000 in aggregate fair market value of common stock (as determined at the beginning of each purchase period) during any purchase period. Common shares sold to employees under the Purchase Plan in 1997 and 1998 totaled 21,201 and 44,428, respectively.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Employee Stock Purchase Plan (continued)

The fair value of the employees' rights under the Purchase Plan is estimated at the beginning of each purchase period (July 1 in 1997 and January 1 in 1998) using the Black-Scholes model with the following assumptions: no dividend yield; an expected life of six months and twelve months, respectively; expected volatility of .656 and 1.047, respectively; and risk free interest rate of 6.50% and 5.65%, respectively. The fair market value of each purchase right granted for the six month period ended December 31, 1997 and the year ended December 31, 1998 was $4.12 and $3.28, respectively.

9. Income Taxes

The Company has incurred net operating losses since inception. As of December 31, 1998, the Company had net operating losses (NOL) and research and development tax credit carryforwards of approximately $15,392,000 and $907,000, respectively, available to offset its future income tax liability. The NOL and tax credit carryforwards begin to expire in the year 2005. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited, if significant ownership changes have occurred.

Components of deferred tax assets at December 31 are as follows:

                                                          December 31
                                                      1998            1997
                                                ------------------------------

   Net operating loss and credit carryforward    $  6,530,000    $  4,757,000
   Start-up costs                                   9,025,000       6,825,000
   Valuation allowance                            (15,555,000)    (11,582,000)
                                                ------------------------------
   Net deferred tax assets                       $         --    $         --
                                                ==============================

10. Related Party Transactions

Laboratory and office furniture and equipment used by the Company with an original cost of approximately $801,000 as of December 31, 1997 and 1998 are leased under sublease arrangements with FIM, Inc. and FIM II, Inc., both entities related to the Company through MIF and MIF II, which are significant shareholders of the Company. These leases

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


10. Related Party Transactions (continued)

are accounted for as capital leases for financial statement purposes. In addition, MIF and MIF II have guaranteed future lease payments, of which approximately $154,128 is payable as of December 31, 1998. In consideration of such guarantee by MIF, the Company issued nonqualified options to MIF for the purchase of 42,993 shares of common stock exercisable immediately at a price of $.83 per share. Options for 30,523 shares expire during May 2001 and options for 12,470 shares expire during April 2003. The value of these options was determined to be $20,878 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the lease. Approximately $633, $313 and $78 was charged to interest expense during the years ended December 31, 1996, 1997 and 1998, respectively, and the remainder will be amortized over the term of the lease. In consideration of such guarantee by MIF II, the Company issued warrants to MIF II for the purchase of 131,769 shares of Series D Convertible Preferred Stock exercisable immediately at a price of $2.75 per share which are convertible into 87,845 shares of common stock at $4.13 per share. These warrants expire during the period from December 2004 through June 2005. The value of these warrants was determined to be $83,962 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the lease. Approximately $22,688, $22,689 and $18,267 was charged to interest expense during the year ended December 31, 1996, 1997 and 1998, respectively, and the remainder will be amortized over the term of the lease.

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

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


10. Related Party Transactions (continued)

From inception through December 31, 1995, the Company made payments under consulting agreements with two directors, one of which is a limited partner of MIF's general partner, and one shareholder. In 1995, the total expense under these agreements was $129,000. In 1996, 1997 and 1998, the Company made payments under a consulting agreement with a director who is a limited partner of MIF's general partner totaling $81,000 per year.

                               Integ Incorporated

                                Index of Exhibits

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1998

Exhibit                                                         Page
Number    Description                                          Number
------    -----------                                          ------
 10.11     Form of Non-Incentive Stock Option           Filed Electronically
           Agreements

  23       Consent of Ernst & Young LLP                 Filed Electronically

  24       Powers of Attorney                           Filed Electronically
  27       Financial Data Schedules                     Filed Electronically

  99.1     Cautionary Statement for Purposes of the     Filed Electronically
           "Safe Harbor" Provisions of the Private
           Securities Litigation Reform Act of 1995