Form 10-Q
period 1999-03-31
INTEG INCORP
filed 1999-05-14
CIK 920645

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO__________


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

As of May 10, 1999, the registrant had 9,657,284 shares of $.01 par value common stock issued and outstanding.


===============================================================================

                              INTEG INCORPORATED

                                   INDEX
                                   -----



PART I.   FINANCIAL INFORMATION                                          Page
                                                                         ----

 Item 1.  Financial Statements

          Balance Sheets as of March 31, 1999 and December 31, 1998        3

          Statements of Operations for the three months
          ended March 31, 1999 and 1998 and for the period from
          April 3, 1990 (inception) through March 31, 1999                 4

          Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 and for the period from
          April 3, 1990 (inception) through March 31, 1999                 5

          Notes to Financial Statements                                    6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk      11


PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities (Use of proceeds from public offering)    11

 Item 6.  Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                13

                              Integ Incorporated
                         (A Development Stage Company)
                                 Balance Sheets


                                                     March 31         December 31
                                                       1999               1998
                                                  --------------     --------------
                                                    (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                        $  9,086,226      $  11,175,695
   Receivables                                                -                  -
   Prepaid expenses                                      108,757            132,229
                                                  --------------     --------------
Total current assets                                   9,194,983         11,307,924
                                                  --------------     --------------

Furniture and equipment                                9,543,803          9,538,478
Less accumulated depreciation                         (2,989,948)        (2,715,684)
                                                  --------------     --------------
                                                       6,553,855          6,822,794

Other assets                                              20,057             23,883
                                                  --------------     --------------
Total assets                                        $ 15,768,895      $  18,154,601
                                                  ==============     ==============



Liabilities and shareholders' equity
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses            $    852,810      $   1,013,581
   Current portion of capital lease obligations          112,507            145,761
   Current portion of long-term debt                   1,402,701          1,251,247
                                                  --------------     --------------
Total current liabilities                              2,368,018          2,410,589
                                                  --------------     --------------

Long-term liabilities:
  Capital lease obligations, less current
   maturities                                              6,137             14,178
  Long-term debt, less current maturities              2,230,784          2,672,018
                                                  --------------     --------------
Total long-term liabilities                            2,236,921          2,686,196
                                                  --------------     --------------

Shareholders' equity:
   Common stock                                           96,566             95,807
   Additional paid-in capital                         54,710,855         54,616,721
   Deficit accumulated during the development
    stage                                            (43,523,593)       (41,524,253)
                                                  --------------     --------------
                                                      11,283,828         13,188,275
   Deferred compensation                                (119,872)          (130,459)
                                                  --------------     --------------
Total shareholders' equity                            11,163,956         13,057,816
                                                  --------------     --------------
Total liabilities and shareholders' equity          $ 15,768,895      $  18,154,601
                                                  ==============     ==============

                              Integ Incorporated
                         (A Development Stage Company)
                            Statement Of Operations
                                  (Unaudited)


                                                               Period from
                                  Three Months Ended          April 3, 1990
                                         March 31            (Inception) to
                             -----------------------------       March 31
                                  1999           1998              1999
                             -------------   -------------    --------------
Operating expenses:
   Research and development     $  792,333     $ 1,705,902      $ 22,334,481
   Manufacturing development       589,850         680,272         7,758,126
   Clinical and regulatory         149,056         328,168         3,645,878
   General and administrative      377,588         498,443         8,893,620
   Sales and marketing              22,166          82,456         2,622,621
                             -------------   -------------    --------------
Operating loss                  (1,930,993)     (3,295,241)      (45,254,726)
                             -------------   -------------    --------------

Other income (expense):
   Interest income                 126,586         283,661         4,555,584
   Interest expense               (195,013)       (296,079)       (2,696,811)
   Other                                81           2,775          (127,639)
                             -------------   -------------    --------------
                                   (68,345)         (9,643)        1,731,135
                             -------------   -------------    --------------

Net loss for the period and
 deficit accumulated during
 the development stage        $ (1,999,338)   $ (3,304,884)    $ (43,523,591)
                             =============   =============    ==============


Net loss per share:
    Basic and diluted         $      (0.21)   $      (0.35)    $      (14.13)
                             =============   =============    ==============

Weighted average number of
common shares outstanding:
    Basic and diluted            9,616,974       9,398,753         3,080,125
                             =============   =============    ==============



                                                                                    Period from
                                                          Three Months Ended       April 3, 1990
                                                               March 31            (Inception) to
                                                    ----------------------------    December 31,
                                                        1999            1998           1998
                                                    ----------------------------    ------------
OPERATING ACTIVITIES:
    Net loss                                        $ (1,999,338)   $ (3,304,884)   $(43,523,591)
    Adjustments to reconcile net loss to cash
       used in operating activities:
    Depreciation                                         274,265         256,174       3,026,780
    Deferred compensation amortization                    10,587          29,804       1,101,307
    Amortization of loan commitment fee                     --           100,615         250,074
    Stock grants in lieu of compensation                  94,893            --            94,893
    Loss (gain) on sale of equipment,deposit and
       bad debt write-off                                   --              --            95,645
    Value of options and warrants related to debt
       financing, lease guarantee, extension of
       options and consulting services                     3,826           4,626         374,962
    Changes in operating assets and liabilities:
       Receivables                                          --              --           (28,829)
       Prepaid expenses and other assets                  23,472          (5,619)        255,997
       Accounts payable and accrued expenses            (160,774)       (168,367)        852,807
                                                    ------------    ------------    ------------
Net cash used in operating activities                 (1,753,069)     (3,087,651)    (37,499,955)
                                                    ------------    ------------    ------------

INVESTING ACTIVITIES:
    Purchase of furniture and equipment                   (5,325)       (169,809)     (8,875,352)
    Proceeds from sale of furniture and equipment           --              --            47,940
                                                    ------------    ------------    ------------
Net cash used in investing activities                     (5,325)       (169,809)     (8,827,412)
                                                    ------------    ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from sale of Convertible
       Preferred Stock                                      --              --        22,789,732
    Proceeds from bridge loan debt                          --              --         2,900,000
    Proceeds from borrowings under loan
       agreement                                            --           754,989       5,486,446
    Payments on long-term debt                           (41,295)       (184,712)     (1,457,160)
    Payments on capital lease obligations               (289,780)        (37,623)       (823,906)
    Proceeds from sale of common stock                      --            77,512      26,518,481
                                                    ------------    ------------    ------------
Cash provided (used) by financing activities            (331,075)        610,166      55,413,593
                                                    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents      (2,089,469)     (2,647,294)      9,086,226

Cash and cash equivalents at beginning of period      11,175,695      21,776,757            --
                                                    ------------    ------------    ------------

Cash and cash equivalents at end of period          $  9,086,226    $ 19,129,463    $  9,086,226
                                                    ============    ============    ============


                               INTEG INCORPORATED
                         (A Development Stage Company)
                         Notes To Financial Statements
                                  (unaudited)

(1)   Basis of Presentation

The accompanying financial statements, which are unaudited except for the balance sheet as of December 31, 1998, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

(3)   Equipment Loan Agreement

During 1996, the Company entered into an equipment loan agreement, which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four-year period. The obligation of the lender to make additional loans expired December 31, 1998. The Company borrowed a total of $5.5 million under the agreement.

Item 2.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System, which is still under development; uncertainty of market acceptance; risks associated with the Company's ability to successfully develop a commercial product; history of operating losses and expectation of future losses; risks associated with the corporate alliance; requirement of additional capital prior to commercial introduction of the LifeGuide System; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances or approvals; heightened competition; risks associated with the lack of manufacturing capability and dependence on suppliers; risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with product liability and limited insurance coverage.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.


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

From inception through March 31, 1999, the Company has incurred losses totaling $43.5 million, consisting of $22.3 million of research and development expenses, $8.9 million of general and administrative expenses, $7.8 million of manufacturing development expenses and $4.5 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

Based on the results of a large-scale internal study, the Company announced in August 1998 that it would be replacing the LifeGuide infrared measurement system with an alternate proven measurement technology. Furthermore, the Company announced that it would explore potential corporate alliances that could expedite this change. As a result of this decision, the Company restructured in August 1998 to reduce the cash burn rate.

On April 5, 1999 the Company announced that it had entered into a strategic alliance with Amira Medical to jointly develop a new generation of home glucose monitoring tests utilizing interstitial fluid (ISF). Under the alliance, products to be developed will combine Integ's ISF collection technology with the Amira's glucose measurement technologies. Both companies will contribute resources to the products' development, which will be manufactured by the Company and commercialized by Amira.

As part of the strategic alliance agreement, the Company will have the option at a future date, to merge with Amira, subject to certain conditions. The complete terms of the agreement are available as an exhibit to the Integ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 1999.

The Company's future success is entirely dependent upon the successful development, commercialization and market acceptance of the LifeGuide System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The Company is currently focused on the research and development activities necessary to complete the LifeGuide System in order to meet the product specifications and initiate clinical trials.

Results of Operations

Comparison of Three Months Ended March 31, 1999 and 1998

General: The Company's net loss totaled $2.0 million for the three months ended March 31, 1999, as compared to $3.3 million for the same period in 1998. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased to $792,000 during the three months ended March 31, 1999 from $1,706,000 during the same period in 1998. This decrease was primarily attributable to decreased staffing costs ($251,000), decreased pilot plant allocation costs ($279,000), decreased consulting expenses ($205,000), recruitment costs ($56,000), prototype expenses ($55,000), lab supply expense ($11,000) as well as a decrease in other expenses ($57,000).

Manufacturing development expenses: Manufacturing development expenses decreased to $578,000 during the three months ended March 31, 1999 from $680,000 during the same period in 1998. The decrease in manufacturing development expenses is primarily attributable to decreased staffing costs ($42,000), decreased prototype tooling expenses ($251,000), depreciation expense ($32,000), travel costs ($22,000), consulting expenses ($16,000) as well as other expenses ($18,000). These decreases were partially offset by a reduction in pilot plant costs allocated to research and development ($279,000).

Clinical and regulatory expenses: Clinical and regulatory expenses decreased to $149,000 during the three months ended March 31, 1999 from $328,000 during the same period in 1998. This decrease is primarily attributable to decreased staffing costs ($151,000), consulting expenses ($13,000), recruitment costs ($10,000) as well as decreased outside calibration costs ($5,000).

General and administrative expenses: General and administrative expenses decreased to $378,000 during the three months ended March 31, 1999 from $498,000 during the same period in 1998. This decrease is primarily attributable to decreased staffing costs ($155,000). This decrease was partially offset by increases in consulting expenses ($13,000) as well as recruiting expenses ($17,000).

Sales and marketing expenses: Sales and marketing expenses decreased to $22,000 during the three months ended March 31, 1999 from $82,000 during the same period in 1998. This decrease was entirely the result of decreased staffing costs ($60,000).

Interest income: Interest income decreased to $127,000 during the three month period ended March 31, 1999, from $284,000 during the same period in 1998. The decrease resulted from lower average balances of cash and cash equivalents.

Interest expense: Interest expense decreased to $195,000 during the three month period ended March 31, 1999, from $296,000 during the same period in 1998. The decrease in interest expense is attributable to payments made on long-term debt and capital leases. On March 31, 1999, the Company's long term liabilities, including current portions, were $3,752,129 as compared to $4,496,172 on March 31, 1998.

Liquidity and Capital Resources

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowing under an equipment loan agreement totaling approximately $5.5 million. As of March 31, 1999, the Company had cash and cash equivalents of approximately $9.1 million and working capital of $6.8 million.

The Company believes that its current cash balances will be sufficient to fund its operations until sometime in mid 2000. The Company's future liquidity and capital requirements will depend on numerous factors, including the success of its strategic alliance with Amira, when or if the performance of the LifeGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, manufacturing activities, the results of clinical trials and competition. See Exhibit 99.1 to this Form 10-Q for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

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

  The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed the assessment of all of its systems that could be significantly affected by the Year 2000 Issue. The assessments indicated that the information systems needed only a minor upgrade to the operating software to be compliant; the telephone system needed upgrading; and the shipping computer application needed upgrading.

  The Company has completed the remediation phase for its information systems. Testing and implementation is underway and will be complete by June 30, 1999. The shipping computer application is complete through testing and implementation. The remaining issue is the telephone system, which is in the remediation phase pending the installation of software and hardware upgrades. The telephone upgrade installation is expected to be completed in August with testing and full implementation by September 30, 1999.

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

  Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, the Company's research and development and clinical activities would be disrupted and delayed after January 1, 2000. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

  The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of its efforts in June 1999 to determine whether such a plan is necessary.

Item 3.

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


                             II.  OTHER INFORMATION

Item 2:  Changes in Securities (Use of proceeds from public offering)

The net offering proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds to the Company for the following purposes in the approximate amounts set forth below:


       Investment in short-term, interest bearing securities;
         primarily investment grade commercial paper             $9,035,000
         and money market funds
       Capital expenditures                                       2,335,000
       Research and development and clinical and regulatory
         preparation                                              8,940,000
       Manufacturing scale-up and marketing activities            3,870,000
       Working capital and other general corporate purposes       1,920,000
                                                                -----------
             Total use of proceeds                              $26,100,000
                                                                -----------


Except for officer compensation and relocation payments totaling $1,572,509 in the aggregate, director compensation totaling $202,500 in the aggregate, and consulting fees paid to a director totaling $131,625, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

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

          27    Financial Data Schedule.

          99.1  Cautionary Statement.

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INTEG INCORPORATED
                                  (Registrant)



Date:  May 14, 1999               By:    /s/ Susan L. Critzer
                                         --------------------
                                         Susan L. Critzer
                                         President and Chief Executive Officer
                                         Interim Chief Financial Officer
                                         (principal executive officer, principal
                                         financial and accounting officer)

                                EXHIBIT INDEX


Exhibit     Description
-------     -----------

27.         Financial Data Schedule (Electronically Filed).

99.1        Cautionary Statement.