Form 10-Q
period 1999-06-30
INTEG INCORP
filed 1999-08-13
CIK 920645

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999.
                                                         --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________ TO_______________


                       Commission file number:  0-28420
                                                -------


                              Integ Incorporated
                              ------------------
            (Exact name of registrant as specified in its charter)


             Minnesota                                  41-1670176
             ---------                                  ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

     2800 Patton Road, St. Paul, MN                       55113
     ------------------------------                     -----------
     (Address of principal executive offices)           (Zip Code)


                       Telephone Number:  (651) 639-8816
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

As of August 9, 1999, the registrant had 9,657,784 shares of $.01 par value common stock issued and outstanding.


================================================================================

                              INTEG INCORPORATED

                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----

 Item 1.  Financial Statements

          Balance Sheets as of June 30, 1999 and December 31, 1998          3

          Statements of Operations for the three and six months
          ended June 30, 1999 and 1998 and for the period from
          April 3, 1990 (inception) through June 30, 1999                   4

          Statements of Cash Flows for the three and six months
          ended June 30, 1999 and 1998 and for the period from
          April 3, 1990 (inception) through June 30, 1999                   5

          Notes to Financial Statements                                     6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk       12


PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities (Use of proceeds from public offering)     12

 Item 4.  Submission of Matters to a Vote of Security Holders              12

 Item 6.  Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                 14

                              Integ Incorporated
                         (A Development Stage Company)
                                Balance Sheets

                                                                        June 30                 December 31
                                                                          1999                      1998
                                                                    ---------------           ---------------
                                                                      (unaudited)
Assets
------
Current assets:
     Cash and cash equivalents                                      $     6,042,625           $    11,175,695
     Prepaid expenses                                                       213,507                   132,229
                                                                    ---------------           ---------------
Total current assets                                                      6,256,132                11,307,924
                                                                    ---------------           ---------------


Furniture and equipment                                                   9,548,952                 9,538,478
Less accumulated depreciation                                            (3,261,939)               (2,715,684)
                                                                    ---------------           ---------------
                                                                          6,287,013                 6,822,794

Other assets                                                                 14,955                    23,883
                                                                    ---------------           ---------------

Total assets                                                        $    12,558,101           $    18,154,601
                                                                    ===============           ===============


Liabilities and shareholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                          $       662,798           $     1,013,581
     Current portion of capital lease obligations                            75,745                   145,761
     Current portion of long-term debt                                    1,388,950                 1,251,247
                                                                    ---------------           ---------------
Total current liabilities                                                 2,127,493                 2,410,589
                                                                    ---------------           ---------------


Long-term liabilities:
     Capital lease obligations, less current portion                            630                    14,178
     Long-term debt, less current portion                                 1,939,919                 2,672,018
                                                                    ---------------           ---------------
Total long-term liabilities                                               1,940,549                 2,686,196
                                                                    ---------------           ---------------


Shareholders' equity:
     Common Stock                                                            96,578                    95,807
     Additional paid-in capital                                          54,711,805                54,616,721
     Deficit accumulated during the development stage                   (46,209,038)              (41,524,253)
                                                                    ---------------           ---------------
                                                                          8,599,345                13,188,275
     Deferred compensation                                                 (109,285)                 (130,459)
                                                                    ---------------           ---------------
Total shareholders' equity                                                8,490,059                13,057,816
                                                                    ---------------           ---------------

Total liabilities and shareholders' equity                          $    12,558,101           $    18,154,601
                                                                    ===============           ===============

                              Integ Incorporated
                         (A Development Stage Company)
                            Statement of Operations
                                  (unaudited)

                                                                                                      Period from
                                                                                                     April 3, 1990
                                            Three Months Ended             Six Months Ended         (Inception) to
                                                  June 30                       June 30                 June 30
                                        ---------------------------   ---------------------------
                                            1999           1998            1999          1998             1999
                                        ------------   ------------   ------------   ------------   --------------
Operating expenses:
  Research and development              $    586,255   $  1,597,242   $  1,378,588   $  3,303,144   $   22,920,736
  Manufacturing development                  495,732        602,899      1,085,581      1,283,171        8,253,857
  Clinical and regulatory                     81,156        295,030        230,212        623,198        3,727,034
  General and administrative               1,429,134        552,861      1,806,723      1,051,304       10,322,755
  Sales and marketing                          7,807        259,892         29,973        342,348        2,630,428
                                        ------------   ------------   ------------   ------------   --------------

Operating loss                            (2,600,084)    (3,307,924)    (4,531,077)    (6,603,165)     (47,854,810)
                                        ------------   ------------   ------------   ------------   --------------

Other income (expense):
  Interest income                             95,371        241,849        221,957        525,510        4,650,955
  Interest expense                          (180,490)      (309,531)      (375,503)      (605,610)      (2,877,301)
  Other (net)                                   (241)        91,873           (160)        94,648         (127,880)
                                        ------------   ------------   ------------   ------------   --------------
                                             (85,360)        24,191       (153,705)        14,548        1,645,775
                                        ------------   ------------   ------------   ------------   --------------

Net loss for the period and
deficit accumulated during
the development stage                   $ (2,685,444)  $ (3,283,733)  $ (4,684,782)  $ (6,588,617)  $  (46,209,035)
                                        ============   ============   ============   ============   ==============

Net loss per share:
  Basic and diluted                           ($0.28)        ($0.35)        ($0.49)        ($0.70)         ($14.19)
                                        ============   ============   ============   ============   ==============

Weighted average number of
common shares outstanding:
  Basic and diluted                        9,657,290      9,462,297      9,637,243      9,430,701        3,257,448
                                        ============   ============   ============   ============   ==============

                              Integ Incorporated
                         (A Development Stage Company)
                           Statements of Cash Flows

                                                                                                                     Period from
                                                                                                                     April 3, 1990
                                                              Three Months Ended           Six Months Ended         (Inception) to
                                                                    June 30                     June 30                 June 30
                                                        ---------------------------   ---------------------------
                                                             1999          1998           1999           1998            1999
                                                        ------------   ------------   ------------   ------------   --------------
Operating activities:
  Net loss                                              $ (2,685,445)  $ (3,293,733)  $ (4,684,783)  $ (6,598,617)  $ (46,209,036)
  Adjustments to reconcile net loss to cash used
  in operating activities:
    Depreciation                                             274,264        269,264        548,529        525,438       3,301,044
    Deferred compensation amortization                        10,587         22,423         21,174         52,227       1,111,894
    Amortization of loan committment fee                         -           96,207            -          196,822         250,074
    Stock grants in lieu of compensation                                                    94,893                         94,893
    Loss (gain) on sale of equipment and
      deposit write-off                                         (901)           -             (901)           -            94,744
    Value of options and warrants related to debt
      financing, lease guarantee, extension of
      options and consulting services                          3,826          4,586          7,652          9,212         378,788
    Changes in operating assets and liabilities:
      Receivables                                                -              -              -              -           (28,829)
      Prepaid expenses and other assets                     (104,750)        23,465        (81,278)        17,846         151,247
      Accounts payable and accrued expenses                 (188,736)       158,584       (349,510)        (9,783)        664,071
                                                        ------------   ------------   ------------   ------------   -------------
        Net cash used in operating activities             (2,691,155)    (2,719,204)    (4,444,225)    (5,806,855)    (40,191,111)
                                                        ------------   ------------   ------------   ------------   -------------

Investing activities:
  Purchase of furniture and equipment                        (10,022)      (992,042)       (15,347)    (1,161,851)     (8,885,374)
  Proceeds from sale of furniture and equipment                3,500            -            3,500            -            51,440
                                                        ------------   ------------   ------------   ------------   -------------
    Net cash used in investing activities                     (6,522)      (992,042)       (11,847)    (1,161,851)     (8,833,934)
                                                        ------------   ------------   ------------   ------------   -------------

Financing activities:
  Proceeds from sale of Convertible Preferred Stock              -              -              -              -        22,789,732
  Proceeds from bridge loan debt                                 -              -              -              -         2,900,000
  Proceeds from borrowings under loan agreement                  -              -              -          754,989       5,486,446
  Payments on long-term debt                                (304,616)      (198,250)      (594,396)      (382,962)     (2,010,261)
  Payments on capital lease obligations                      (42,269)       (38,258)       (83,564)       (75,881)       (617,690)
  Proceeds from sale of Common Stock                             962          4,687            962         82,199      26,519,443
                                                        ------------   ------------   ------------   ------------   -------------
    Net cash provided by financing activities               (345,923)      (231,821)      (676,998)       378,345      55,067,670
                                                        ------------   ------------   ------------   ------------   -------------

(Decrease) increase in cash and cash equivalents          (3,043,601)    (3,943,067)    (5,133,070)    (6,590,361)      6,042,625

Cash and cash equivalents at beginning of period           9,086,226     19,129,463     11,175,695     21,776,757             -
                                                        ------------   ------------   ------------   ------------   -------------

Cash and cash equivalents at end of period              $  6,042,625   $ 15,186,396   $  6,042,625   $ 15,186,396   $   6,042,625
                                                        ============   ============   ============   ============   =============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide System, which is still under development; uncertainty of market acceptance; risks associated with the Company's history of operating losses and expectation of future losses; risks associated with the corporate alliance; risks associated with accumulated deficit; limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances or approvals; heightened competition; risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on suppliers; risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key personnel and attracting additional qualified skilled personnel; risks associated with future capital requirements; and the risks associated with product liability and limited insurance coverage.

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

From inception through June 30, 1999, the Company has incurred losses totaling $46.2 million, consisting of $22.9 million of research and development expenses, $10.3 million of general and administrative expenses, $8.2 million of manufacturing development expenses and $4.8 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

The Company announced in September 1998 that it had engaged U.S. Bancorp Piper Jaffray to explore potential corporate alliances.

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

As part of the strategic alliance the Company and Amira have established a joint product development plan. This plan involves four product platform phases: feasibility, calibration, clinical and commercial. The Company has completed the feasibility phase of the plan, where it demonstrated the ability to measure ISF glucose using the Amira AtLast(TM) system in a non-integrated fashion. The Company is currently in the calibration phase of the joint development plan.
The Company has established a new budget in support of this joint development plan, which takes into account the contributions that Amira is making toward completion of LifeGuide product development. This budget became effective June 1, 1999.

The Company's future success is dependent upon the successful development of the LifeGuide System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated, and upon its ability to exercise its option to merge with Amira. The Company is currently focused on the research and development activities necessary to complete the LifeGuide System in order to meet the product specifications and initiate clinical trials.

Results of Operations

Comparison of Three and Six Months Ended June 30, 1999 and 1998

General: The Company's net loss totaled $2.7 million and $4.7 million for the three and six months ended June 30, 1999, as compared to $3.3 million and $6.6 million for the same periods in 1998. The company's net loss for the 1st quarter ended March 31, 1999 was $2.0 million. The Company incurred a one-time special charge of $1,075,000 during the second quarter associated with the formation of the strategic alliance with Amira. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased to $586,000 during the three months ended June 30, 1999 from $1,597,000 during the same period in 1998. This decrease was primarily attributable to decreased staffing costs ($266,000), the elimination of the allocation of pilot plant costs from manufacturing development ($239,000), decreased consulting expenses ($400,000), decreased severance expenses ($96,000), prototype expenses ($30,000) as well as lab supply expense ($15,000). These decreases were partially offset by an increase patent legal expense of ($35,000). For the first six months of 1999 expenses decreased to $1,379,000 from $3,303,000 during the same period in 1998. This decrease was primarily attributable to decreased staffing costs ($504,000), the elimination of the allocation of pilot plant costs allocated from manufacturing development ($520,000), decreased consulting expenses ($639,000), severance expenses ($96,000), prototype expenses ($85,000), recruitment expense ($51,000), lab supply expense ($27,000) as well as a decrease in other expenses of ($34,000). These decreases were partially offset by an increase patent legal expense of ($31,000).

Manufacturing development expenses: Manufacturing development expenses decreased to $496,000 during the three months ended June 30, 1999 from $603,000 during the same period in 1998. The decrease in manufacturing development expenses is primarily attributable to decreased staffing costs ($57,000), prototype tooling expenses ($149,000), severance expense ($78,000), training and development expense ($29,000) as well as a decrease in other expenses of ($34,000). These decreases were partially offset by the elimination of the allocation of pilot plant costs to research and development ($240,000). For the first six months of 1999 expenses decreased to $1,086,000 from $1,283,000 for the same period in 1998. The decrease in manufacturing development expenses is primarily attributable to decreased staffing costs ($97,000), decreased prototype tooling expenses ($397,000), severance expense ($78,000), training and development expense ($29,000), travel expense ($32,000) as well as a decrease in other expenses of ($84,000). These decreases were partially offset by the elimination of the allocation of pilot plant costs to research and development ($520,000).

Clinical and regulatory expenses: Clinical and regulatory expenses decreased to $81,000 during the three months ended June 30, 1999 from $295,000 during the same period in 1998. This decrease is primarily attributable to decreased staffing costs ($137,000), severance expense ($39,000) as well as decreased other expenses ($38,000). For the first six months of 1999 expenses decreased to $230,000 from $623,000 for the same period in 1998. The decrease is primarily attributable to decreased staffing costs ($288,000), severance expense ($39,000), consulting expenses ($19,000), recruitment expenses ($10,000) as well as other expenses of ($37,000).

General and administrative expenses: General and administrative expenses increased to $1,429,000 during the three months ended June 30, 1999 from $553,000 during the same period in 1998. The increase is primarily attributable to a one-time special charge of $1,075,000 associated with the formation of the strategic alliance with Amira. This increase was partially offset by decreases in staffing costs ($107,000), recruitment expenses ($33,000), depreciation expense ($35,000), director fees and expenses ($18,000) as well as other expenses ($6,000). For the first six months ended June 30, 1999 expenses increased to $1,807,000 from $1,051,000 for the same period in 1998. The increase is primarily attributable to a one-time special charge of $1,075,000 associated with the formation of the strategic alliance with Amira and an increase in consulting expenses ($16,000). The increase was partially offset by decreases in staffing costs ($262,000) as well as recruitment expenses ($73,000).

Sales and marketing expenses: Sales and marketing expenses decreased to $8,000 during the three months ended June 30, 1999 from $260,000 during the same period in 1998. This decrease is primarily attributable to decreased staffing costs ($33,000), severance costs ($173,000), consulting costs ($23,000) as well as other expenses ($23,000). For the first six months ended June 30, 1999 expenses decreased to $30,000 from $342,000 for the same period in 1998. This decrease is primarily attributable to decreased staffing costs ($80,000), severance costs ($173,000), consulting costs ($36,000) as well as other expenses ($23,000).

Interest income: Interest income decreased to $95,000 and $222,000 during the three and six month periods ended June 30, 1999, from $242,000 and $526,000 during the same period in 1998. The decrease resulted from lower average balances of cash and cash equivalents.

Interest expense: Interest expense decreased to $180,000 and $376,000 during the three and six month periods ended June 30, 1999, from $310,000 and $606,000 during the same period in 1998. The decrease in interest expense is attributable to payments made on long-term debt and capital leases. On June 30, 1999, the Company's long term liabilities, including current portions, were $3,405,000 as compared to $4,260,000 on June 30, 1998.

Liquidity and Capital Resources

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowing under an equipment loan agreement totaling approximately $5.5 million. As of June 30, 1999, the Company had cash and cash equivalents of approximately $6.0 million and working capital of $4.1 million.

The Company believes that its current cash balances will be sufficient to fund its operations until sometime in mid 2000. The Company's future liquidity and capital requirements will depend on numerous factors, including the success of its strategic alliance with Amira and the Company's ability to exercise its option to merge with subsidiary of Amira, when or if the performance of the LifeGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, manufacturing activities, the results of clinical trials and competition.

As part of the strategic alliance with Amira, the Company agreed that it would not take any actions outside the ordinary course of business which would result in a liability or an obligation to make payments, and would not issue any debt or debt securities without Amira's consent, and that the amount of any of these types of liabilities would be deducted from the consideration payable by Amira in connection with the merger of Integ with a subsidiary of Amira. Integ also agreed that it would not incur any liabilities or obligations to make payments in excess of $1,000,000 in the ordinary course of business without Amira's consent. The Company cannot predict whether these agreements will adversely affect its ability to meet its future liquidity and capital requirements.

See Exhibit 99.1 to this Form 10-Q for the quarter ended June 30, 1999 for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. The assessment of all of its systems that could be significantly affected by the Year 2000 Issue is complete.

     The remediation phase has one item yet to complete. The telephone system upgrade installation is expected to be completed in August 1999. Final testing and full implementation for all systems will be completed by September 30, 1999.

     The Company has also completed the gathering of information about the Year 2000 compliance status of its significant suppliers and subcontractors (external agents). No significant issues with any of the suppliers have been identified.

     The Company has been utilizing both internal and external resources to reprogram or replace, test and implement its systems and equipment for Year 2000 modifications. The Company has incurred approximately $10,000 in expenses related to the Year 2000 project, and the total cost to complete all upgrades will not exceed $20,000. All Year 2000 related expenses are being funded through operations.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. However, in the event that the Company does not complete all phases, the critical activities will not be disrupted or delayed after January 1, 2000.

     The Company currently has no contingency plans in place in the event it does not complete the remaining phases of its Year 2000 program. The Company has evaluated the status of its Year 2000 remediation efforts and has determined that no contingency plans are needed because of the completion or actions on all critical systems.

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


                          Part II.  OTHER INFORMATION

Item 2:   Changes in Securities (Use of proceeds from public offering)

The net offering proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds to the Company for the following purposes in the approximate amounts set forth below:

       Investment in short-term, interest bearing securities;
         primarily investment grade commercial paper             $ 6,013,000
         and money market funds
       Capital expenditures                                        2,340,000
       Research and development and clinical and regulatory
         preparation                                               9,607,000
       Manufacturing scale-up and marketing activities             4,366,000
       Working capital and other general corporate purposes        3,774,000
                                                                 -----------
             Total use of proceeds                               $26,100,000
                                                                 -----------

Except for officer compensation and relocation payments totaling $1,672,399 in the aggregate, director compensation totaling $231,500 in the aggregate, and consulting fees paid to a director totaling $151,875, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

Item 4:   Submission of Matters to a Vote of Security Holders

On June 17, 1999, the Company held a regular meeting of its shareholders, at which the shareholders voted on the following matters:

1. To elect Robert S. Nickoloff and Winston R. Wallin to the Board of Directors of the Company to serve for three year terms that will expire at the Company's annual shareholder meeting in 2002. The vote on this resolution was as follows:

        Robert S. Nickoloff:  8,838,453 For; 0 Against; 70,568 Abstain
                              ---------      -          ------
        Winston R. Wallin:    8,838,253 For; 0 Against; 70,768 Abstain
                              ---------      -          ------

     The terms of the following directors also continued after the meeting:
     Frank B. Bennett, Robert R. Momsen and Walter L. Sembrowich, Ph.D. (terms expiring at the Company's annual shareholder meeting in 2001) and Mark B. Knudson, Ph.D. and Susan L. Critzer (terms expiring at the Company's annual shareholder meeting in 2000).

2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The vote on this resolution was as follows:

     8,840,836 For; 34,485 Against; 33,700 Abstain; 0 Broker non-vote
     ---------      ------          ------          -

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

                 10.1 Development and License Agreement, dated as of April 2, 1999, by and between the Company and Amira Medical (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated April 2,1999)

                 10.2 Option Agreement, dated as of April 2, 1999, by and between the Company and Amira Medical (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated April 2, 1999.

                 27      Financial Data Schedule.

                 99.1    Cautionary Statement.

          (b) A current report on Form 8-K dated April 2, 1999 was filed during this quarter reporting the strategic alliance between the Company and Amira Medical.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INTEG INCORPORATED
                                       (Registrant)



Date:  August 13, 1999             By:  /s/ Susan L. Critzer
                                        --------------------
                                        Susan L. Critzer
                                        President and Chief Executive Officer
                                        Interim Chief Financial Officer
                                        (principal executive officer, principal
                                        financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------

27.                 Financial Data Schedule (Electronically Filed).

99.1                Cautionary Statement.