Form 10-Q
period 1999-09-30
INTEG INCORP
filed 1999-11-12
CIK 920645

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________


                         Commission file number: 0-28420


                               Integ Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Minnesota                                          41-167017
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

    2800 Patton Road, St. Paul, MN                           55113
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                        Telephone Number: (651) 639-8816
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [_]

As of November 9, 1999, the registrant had 9,666,284 shares of $.01 par value common stock issued and outstanding.

================================================================================

                               INTEG INCORPORATED

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
     Item 1. Financial Statements

        Balance Sheets as of September 30, 1999 and December 31, 1998         3

        Statements of Operations for the three and nine months ended
        September 30, 1999 and 1998 and for the period from April 3, 1990
        (inception) through September 30, 1999                                4

        Statements of Cash Flows for the three and nine months ended
        September 30, 1999 and 1998 and for the period from April 3, 1990
        (inception) through September 30, 1999                                5

        Notes to Financial Statements 6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      13


PART II. OTHER INFORMATION

     Item 2. Changes in Securities (Use of proceeds from public offering)    13

     Item 6. Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                   15

                               Integ Incorporated
                          (A Development Stage Company)
                                 Balance Sheets

                                                                        September 30                 December 31
                                                                            1999                        1998
                                                                    --------------------          ----------------
                                                                        (unaudited)
Assets
------
Current assets:
     Cash and cash equivalents                                    $           4,486,801         $      11,175,695
     Prepaid expenses                                                           275,772                   132,229
                                                                    --------------------          ----------------
Total current assets                                                          4,762,573                11,307,924
                                                                    --------------------          ----------------

Furniture and equipment                                                       9,581,845                 9,538,478
Less accumulated depreciation                                                (3,561,047)               (2,715,684)
                                                                    --------------------          ----------------
                                                                              6,020,798                 6,822,794

Other assets                                                                     11,129                    23,883
                                                                    --------------------          ----------------

Total assets                                                      $          10,794,500         $      18,154,601
                                                                    ====================          ================


Liabilities and shareholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                        $             717,827         $       1,013,581
     Current portion of capital lease obligations                                35,142                   145,761
     Current portion of long-term debt                                        1,397,205                 1,251,247
                                                                    --------------------          ----------------
Total current liabilities                                                     2,150,174                 2,410,589
                                                                    --------------------          ----------------


Long-term liabilities:
     Capital lease obligations, less current portion                                  -                    14,178
     Long-term debt, less current portion                                     1,634,691                 2,672,018
                                                                    --------------------          ----------------
Total long-term liabilities                                                   1,634,691                 2,686,196
                                                                    --------------------          ----------------


Shareholders' equity:
     Common Stock                                                                96,578                    95,807
     Additional paid-in capital                                              54,711,805                54,616,721
     Deficit accumulated during the development stage                       (47,700,049)              (41,524,253)
                                                                    --------------------          ----------------
                                                                              7,108,334                13,188,275
     Deferred compensation                                                      (98,698)                 (130,459)
                                                                    --------------------          ----------------
Total shareholders' equity                                                    7,009,636                13,057,816
                                                                    --------------------          ----------------

Total liabilities and shareholders' equity                        $          10,794,500         $      18,154,601
                                                                    ====================          ================

                               Integ Incorporated
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)

                                                                                                              Period from
                                               Three Months Ended                Nine Months Ended           April 3, 1990
                                                  September 30                     September 30              (Inception) to
                                           ---------------------------      ----------------------------      September 30
                                              1999            1998            1999              1998              1999
                                           -----------     -----------      -----------      -----------     --------------
Operating expenses:
     Research and development              $   449,491     $ 1,092,630      $ 1,828,079      $ 4,395,774      $ 23,370,227
     Manufacturing development                 409,753         472,628        1,495,334        1,755,799         8,663,611
     Clinical and regulatory                         -         400,028          230,212        1,023,226         3,727,034
     General and administrative                542,776         350,485        2,349,499        1,401,789        10,865,532
     Sales and marketing                             -          30,393           29,973          372,741         2,630,428
                                            -----------     -----------      -----------      -----------      ------------

Operating loss                              (1,402,020)     (2,346,164)      (5,933,097)      (8,949,329)      (49,256,832)
                                            -----------     -----------      -----------      -----------      ------------

Other income (expense):
     Interest income                            68,275         197,275          290,232          722,785         4,719,230
     Interest expense                         (156,691)       (303,321)        (532,194)        (908,931)       (3,033,992)
     Other (net)                                  (576)              -             (735)          94,648          (128,455)
                                            -----------     -----------      -----------      -----------      ------------
                                               (88,992)       (106,046)        (242,697)         (91,498)        1,556,783
                                            -----------     -----------      -----------      -----------      ------------

Net loss for the period and
deficit accumulated during
the development stage                      $(1,491,012)    $(2,452,210)     $(6,175,794)     $(9,040,827)     $(47,700,049)
                                            ===========     ===========      ===========      ===========      ============


Net loss per share:
     Basic and diluted                          ($0.15)         ($0.26)          ($0.64)          ($0.96)          ($13.92)
                                            ===========     ===========      ===========      ===========      ============

Weighted average number of
common shares outstanding:
     Basic and diluted                       9,657,784       9,517,034        9,643,883        9,459,875         3,427,271
                                            ===========     ===========      ===========      ===========      ============


                               Integ Incorporated
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                  Period from
                                                                Three Months Ended         Nine Months Ended     April 3, 1990
                                                                   September 30              September 30        (Inception) to
                                                              ------------------------  ------------------------  September 30
                                                                 1999         1998         1999          1998         1999
                                                              -----------  -----------  -----------  -----------  ------------
Operating activities:
     Net loss                                                $(1,491,012) $(2,452,210) $(6,175,794) $(9,040,827) $(47,700,049)
     Adjustments to reconcile net loss to cash used
     in operating activities:
        Depreciation                                             299,108      272,596      847,637      798,034     3,600,154
        Deferred compensation amortization                        10,587       19,016       31,761       71,243     1,122,481
        Amortization of loan committment fee                           -       96,207            -      293,029       250,074
        Stock grants in lieu of compensation                                                94,893                     94,893
        Loss(gain) on sale of equipment and deposit write-off          -            -         (901)           -        94,744
        Value of options and warrants related to debt
          financing, lease guarantee, extension of
          options and consulting services                          3,826        4,567       11,477       13,779       382,613
        Changes in operating assets and liabilities:
          Receivables                                                  -            -            -            -       (28,829)
          Prepaid expenses and other assets                      (62,263)       6,418     (143,542)      24,264        88,983
          Accounts payable and accrued expenses                   55,029     (101,674)    (294,481)    (121,457)      719,100
                                                              -----------  -----------  -----------  -----------  ------------
            Net cash used in operating activities             (1,184,725)  (2,155,080)  (5,628,950)  (7,961,935)  (41,375,836)
                                                              -----------  -----------  -----------  -----------  ------------

Investing activities:
     Purchase of furniture and equipment                         (32,893)    (107,159)     (48,240)  (1,269,010)   (8,918,267)
     Proceeds from sale of furniture and equipment                     -        1,111        3,500        1,111        51,440
                                                              -----------  -----------  -----------  -----------  ------------
        Net cash used in investing activities                    (32,893)    (106,048)     (44,740)  (1,267,899)   (8,866,827)
                                                              -----------  -----------  -----------  -----------  ------------

Financing activities:
     Proceeds from sale of Convertible Preferred Stock                 -            -            -            -    22,789,732
     Proceeds from bridge loan debt                                    -            -            -            -     2,900,000
     Proceeds from borrowings under loan agreement                     -            -            -      754,989     5,486,446
     Payments on long-term debt                                 (296,973)    (221,072)    (891,369)    (604,034)   (2,307,234)
     Payments on capital lease obligations                       (41,233)     (39,412)    (124,797)    (115,293)     (658,923)
     Proceeds from sale of Common Stock                                -       71,225          962      153,424    26,519,443
                                                              -----------  -----------  -----------  -----------  ------------
        Net cash provided by financing activities               (338,206)    (189,259)  (1,015,204)     189,086    54,729,464
                                                              -----------  -----------  -----------  -----------  ------------

(Decrease) increase in cash and cash equivalents              (1,555,824)  (2,450,387)  (6,688,894)  (9,040,748)    4,486,801

Cash and cash equivalents at beginning of period               6,042,625   15,186,396   11,175,695   21,776,757             -
                                                              -----------  -----------  -----------  -----------  ------------

Cash and cash equivalents at end of period                   $ 4,486,801  $12,736,009  $ 4,486,801  $12,736,009  $  4,486,801
                                                              ===========  ===========  ===========  ===========  ============


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

(2)  Net Loss Per Share

Loss per share is calculated under FASB Statement 128. Basic loss per share is based on the weighted average shares outstanding and exclude any dilutive effects of options and warrants. Diluted loss per share for the company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

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

Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide(TM) System, which is still under development; uncertainty of market acceptance; risks associated with the Company's history of operating losses, accumulated deficit, expectation of future losses and availability of financing in the year 2000; risks associated with the corporate alliance; risks associated with limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances or approvals of a 510 (k) notification, a PMA or any similar FDA submission; heightened competition; risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on suppliers; risks associated with the company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with product liability and limited insurance coverage.

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

From inception through September 30, 1999, the Company has incurred losses totaling $47.7 million, consisting of $23.4 million of research and development expenses, $10.9 million of general and administrative expenses, $8.7 million of manufacturing development expenses and $4.7 million of other expenses net of interest income. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

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

In October 1999, the Company conducted two internal trials on people with diabetes using hand-held prototype clinical meters and sampling keys. These trials tested the calibration of the system in a predictive manner and the ergonomics of the system. The trial results met the Company's internal requirements for ISF sampling success rate and glucose measurement performance and provided information to refine the commercial product design. The Company believes it is nearing the end of calibration phase. Upon completion of the development and calibration of the clinical product, it will initiate Food and Drug Administration clinical trials. Although there can be no assurance, the Company expects these trials will be initiated during the first half of 2000.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 1999 and 1998

General: The Company's net loss totaled $1.5 million and $6.2 million for the three and nine months ended September 30, 1999, as compared to $2.5 million and $9.0 million for the same periods in 1998. The Company's net loss for the first quarter ended March 31, 1999 and second quarter ended June 30, 1999 was $2.0 million and $2.7 million, respectively. The Company incurred a one-time special charge of $1,075,000 during the second quarter associated with the formation of the strategic alliance with Amira. In accordance with the terms of the strategic alliance, the Company has charged certain development expenses incurred to Amira. The Company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased to $449,000 during the three months ended September 30, 1999 from $1,093,000 during the same period in 1998. This decrease was primarily attributable to decreased staffing costs ($156,000), the elimination of the allocation of pilot plant costs from manufacturing development ($97,000), decreased consulting expenses ($181,000), severance expenses ($95,000), depreciation expense ($48,000), software expense ($10,000) as well as the allocation of expenses to Amira ($72,000). These decreases were partially offset by an increase patent legal expense ($15,000). For the first nine months of 1999 expenses decreased to $1,828,000 from $4,396,000 during the same period in 1998. This decrease was primarily attributable to decreased staffing costs ($659,000), the elimination of the allocation of pilot plant costs allocated from manufacturing development ($616,000), decreased consulting expenses ($824,000), severance expenses ($188,000), prototype expenses ($100,000), recruitment expense ($52,000), lab supply expense ($41,000), the allocation of expenses to Amira Medical ($96,000) as well as a decrease in other expenses ($34,000). These decreases were partially offset by an increase in patent legal expense ($42,000).

Manufacturing development expenses: Manufacturing development expenses decreased to $410,000 during the three months ended September 30, 1999 from $473,000 during the same period in 1998. The decrease in manufacturing development expenses is primarily attributable to decreased staffing costs ($19,000), prototype expenses ($41,000), the allocation of expenses to Amira Medical ($139,000), decreased depreciation expense ($39,000) as well as a decrease in consulting expenses of ($21,000). These decreases were partially offset by the elimination of the allocation of pilot plant costs to research and development ($97,000) and increased prototype tooling and test fixtures expenses ($93,000) as well as an increase in other expenses ($6,000). For the first nine months of 1999 expenses decreased to $1,495,000 from $1,756,000 for the same period in 1998. The decrease in manufacturing development expenses is primarily attributable to decreased staffing costs ($121,000), prototype expenses ($430,000), severance expense ($78,000), training and development expense ($31,000), travel expense ($36,000), decreased facility allocations ($23,000), decreased consulting expenses ($35,000), the allocation of expenses to Amira Medical ($159,000) as well as a decrease in other expenses of ($48,000). These decreases were partially offset by the elimination of the allocation of pilot plant costs to research and development ($616,000) and increased prototype tooling and test fixture expenses ($84,000).

Clinical and regulatory expenses: Because of the strategic alliance with Amira, the Company no longer incurs expenses categorized previously as Clinical and regulatory effective June 1, 1999. For the six months ended June 30, 1999 clinical and regulatory expenses of $230,000 consisted of staffing costs ($145,000), consulting expense ($17,000), allocated facility expenses ($23,000) and depreciation expense ($45,000).

General and administrative expenses: General and administrative expenses increased to $543,000 during the three months ended September 30, 1999 from $350,000 during the same period in 1998. The increase is primarily attributable to increased staffing costs ($110,000) and increased depreciation expense ($142,000). Increased staffing costs are attributable to a realignment and consolidation of resources due to the strategic alliance with Amira. As previously stated, Amira is now providing substantial clinical and regulatory support. The balance of expenses previously classified as clinical and regulatory, are now reported as general and administrative. This increase was partially offset by decreased insurance costs ($34,000), travel costs ($16,000) and a decrease in other expenses ($9,000). For the first nine months ended September 30, 1999 expenses increased to $2,349,000 from $1,402,000 for the same period in 1998. The increase is primarily attributable to a one-time special charge of $1,075,000 associated with the formation of the strategic alliance with Amira and an increase in staffing costs ($88,000). The increase was partially offset by decreased insurance costs ($43,000), recruitment expenses ($74,000), severance expenses ($24,000), travel costs ($16,000) as well as decreased other expenses ($59,000).

Sales and marketing expenses: Because of the strategic alliance with Amira, the Company no longer incurs expenses categorized previously as sales and marketing effective June 1, 1999. For the six months ended June 30, 1999 sales and marketing expenses of $30,000 consisted of consulting ($22,000) and allocated facility expenses of ($8,000).

Interest income: Interest income decreased to $68,000 and $290,000 during the three and nine month periods ended September 30, 1999, from $197,000 and $723,000 during the same period in 1998. The decrease resulted from lower average balances of cash and cash equivalents.

Interest expense: Interest expense decreased to $157,000 and $532,000 during the three and nine month periods ended September 30, 1999, from $303,000 and $909,000 during the same period in 1998. The decrease in interest expense is attributable to payments made on long-term debt and capital leases. On September 30, 1999, the Company's long term liabilities, including current portions, were $3,067,000 as compared to $3,999,000 on September 30, 1998.

Liquidity and Capital Resources

The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowing under an equipment loan agreement totaling approximately $5.5 million. As of September 30, 1999, the Company had cash and cash equivalents of approximately $4.5 million and working capital of $2.6 million.

The Company believes that its current cash balances will be sufficient to fund its operations until sometime in mid 2000. In order to meet its capital needs beyond the first half of 2000, the Company may explore raising additional funds through private or public financings. Adequate funds for the Company's operations, whether from third parties, financial markets or other sources, may not be available when needed on terms attractive to the Company or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its programs designed to facilitate the commercial introduction of the LifeGuide System or prevent such commercial introduction entirely. The Company's future liquidity and capital requirements will depend on numerous factors, including the success of its strategic alliance with Amira and the Company's ability to exercise its option to merge with a subsidiary of Amira, when or if the performance of the LifeGuide System meets the required performance specifications, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, manufacturing activities, the results of clinical trials and competition.

As part of the strategic alliance with Amira, the Company agreed that it would not take any actions outside the ordinary course of business which would result in a liability or an obligation to make payments, and would not issue any debt or debt securities without Amira's consent, and that the amount of any of these types of liabilities would be deducted from the consideration payable by Amira in connection with the merger of the Company with a subsidiary of Amira. The Company also agreed that it would not incur any liabilities or obligations to make payments in excess of $1,000,000 in the ordinary course of business without Amira's consent. The Company cannot predict whether these agreements will adversely affect its ability to meet its future liquidity and capital requirements.

See Exhibit 99.1 to this Form 10-Q for the quarter ended September 30, 1999 for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

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

     The Company has completed the execution of a plan to resolve the Year 2000 Issue. The plan consisted of four phases: assessment, remediation, testing, and implementation. These steps have been completed on all systems that could be significantly affected by the Year 2000 Issue. The last of our systems upgrades, our internal telephone system was completed and tested in October. Final verification of the key computer systems was completed by October 31, 1999. The test results are positive with no system errors being found.

     The Company has also completed the gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors (external agents). No significant issues with any of our suppliers have been identified, although the Company cannot predict whether any of our suppliers will experience significant Year 2000 issues.

     The Company has been utilizing both internal and external resources to reprogram or replace, test and implement its systems and equipment for Year 2000 modifications. The total expenses the Company has incurred for the Year 2000 project is approximately $15,000. Since testing is now complete, no additional expenditures are planned for this project. All Year 2000 related expenses have been funded through operations.

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


                           Part II. OTHER INFORMATION

Item 2: Changes in Securities (Use of proceeds from public offering)

The net offering proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds to the Company for the following purposes in the approximate amounts set forth below:

    Investment in short-term, interest bearing securities;
        primarily investment grade commercial paper             $ 4,486,000
       and money market funds
    Capital expenditures                                          2,373,000
    Research and development and clinical and regulatory
        preparation                                              10,066,000
    Manufacturing scale-up and marketing activities               4,909,000
    Working capital and other general corporate purposes          4,266,000
                                                                -----------
        Total use of proceeds                                   $26,100,000
                                                                -----------

Except for officer compensation and relocation payments totaling $1,773,087 in the aggregate, director compensation totaling $256,000 in the aggregate, and consulting fees paid to a director totaling $172,125, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

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

               10.1 Sub-lease Agreement dated July 8, 1999 by and between the
                    Company and Venturi Group, LLC.

               27   Financial Data Schedule.

               99.1 Cautionary Statement.

        (b)  None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INTEG INCORPORATED
                                        (Registrant)




Date: November 12, 1999                 By:    /s/ Susan L. Critzer
                                           ----------------------------------
                                           Susan L. Critzer
                                           President and Chief Executive Officer
                                           Interim Chief Financial Officer
                                           (principal executive officer,
                                           principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX


Exhibit
-------

  10.1 Sub-lease Agreement dated July 8, 1999 by and between the Company and Venturi Group, LLC

  27.                   Financial Data Schedule

  99.1                  Cautionary Statement.