Form 10-K
period 1999-12-31
INTEG INCORP
filed 2000-03-30
CIK 920645

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                            ------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                            ------------------------

                         Commission file number: 0-28420

                               INTEG INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Minnesota                                   41-1670176
----------------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

   2800 Patton Road, St. Paul, Minnesota                           55113
----------------------------------------------               ------------------
 (Address of principal executive offices)                        (ZIP Code)

                                 (651) 639-8816
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Yes   [X]        No   [_]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2000 was approximately $39,557,122 (based on the last sale price of $4.03 as reported by The Nasdaq Stock Market(R)).

As of March 20, 2000, 9,815,663 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), are incorporated by reference in Part III.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Cautionary Statement Regarding Forward Looking Statements

         This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the LifeGuide(TM) System, which is still under development; uncertainty of market acceptance; risks associated with the Company's history of operating losses, accumulated deficit, expectation of future losses, risks; dependence on continued funding from Amira Medical; risks associated with the corporate alliance; risks associated with limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances or approvals of a 510 (k) notification, a PMA or any similar FDA submission; heightened competition; risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on suppliers; risks associated with the Company's dependence on proprietary technology, including those related to adequacy of patent and trade secret protection; risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with product liability and limited insurance coverage.

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


                                     Part I

Item 1.  Business

         Integ Incorporated (the "Company") announced in April 1999 that it had formed an alliance with Amira Medical to jointly develop a new generation of home glucose monitoring tests utilizing interstitial fluid ("ISF"). Under the alliance, products to be developed will combine Integ's ISF collection technology with Amira's glucose measurement technologies. Both companies will contribute resources to the products' development, which will be manufactured by the Company and commercialized by Amira. Under the terms of the strategic alliance, the Company is responsible for the development of a method to sample ISF using the Company's proprietary sampling technology, designing and manufacturing development of a means to integrate the Company's sampling technology with Amira's test strip technology, and manufacture of a packaged and sterile LifeGuide Key, including the Company's ISF sampling technology incorporating Amira's test strip. Under the strategic alliance, Amira is responsible for development and calibration of a sterilizable test strip, test strip manufacturing and scale-up and bulk shipping system development, defining test strip environmental and packaging requirements inputs for the LifeGuide Key; development of meter electronics, optics, calibration and software; management of ongoing meter contract manufacturing; filing and holding title to all regulatory submissions in its name in connection with the strategic alliance; labeling and packaging the LifeGuide System for final sale and marketing, sales, distribution and customer service of the LifeGuide System.

         As part of the strategic alliance agreement, the Company will have the option at a future date, to merge with Amira, subject to certain conditions. Total consideration payable to the Company`s shareholders, optionholders, and warrantholders in connection with any merger with Amira is $20,000,000 in cash and 2,000,000 shares of common stock of Amira, subject to reduction in certain circumstances. The complete terms of the agreement are available as an exhibit to the Integ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 1999.

         Under the strategic alliance, the Company and Amira have established a joint product development plan. This plan involves four product platform phases: feasibility, calibration, clinical and commercial. The Company completed the feasibility phase of the plan, where it demonstrated the ability to measure ISF glucose using the Amira AtLast(TM) system in a non-integrated fashion, in September 1999. The Company announced completion of the calibration phase in February 2000. On March 29, 2000 the company announced that, based on discussions with Amira Medical, it expected to do additional development work on the LifeGuide System before proceeding to clinical trials. The Company has not established a new target date for entering clinical trials.

         In June 1999, the Company established a new budget for the balance of 1999 in support of the joint development plan, which took into account the contributions that Amira is making toward completion of LifeGuide product development.

         The Company is developing the LifeGuide System, a next generation hand-held glucose monitoring product for use by people with diabetes. Utilizing the Company's proprietary ISF sampling technology, the LifeGuide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain and mess associated with lancing their fingers to obtain a blood sample. The Company believes that the proposed LifeGuide System represents a significant technological advance in glucose monitoring and will enable people with diabetes to manage their disease more effectively and conveniently

         Integ, a Minnesota corporation, was incorporated in April 1990.

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

Existing Personal Blood Glucose Monitoring Systems and New Alternative Technologies

         Most commercially available glucose monitoring systems involve obtaining a patient's blood sample in order to measure glucose. In conventional glucose monitoring systems, blood samples are taken from the fingertips because of the high concentration of capillaries at that site and because the blood produced at the fingertip can most easily be applied directly to the test strips used in such devices. The primary drawbacks to this approach are the pain associated with lancing a fingertip to produce the sample and the mess and inconvenience of handling blood.

         Most currently available personal blood glucose monitoring systems employ a disposable test strip in conjunction with a battery-powered, hand-held meter, and a separate lancing device with its own disposable. These systems usually require the user to (1) assemble the lancing device, (2) determine the calibration code from the test strip package and adjust the meter as required to be properly calibrated to the test strip being used, (3) insert the test strip into the meter, (4) lance the finger or arm and form a drop of blood, and (5) apply the blood sample to the test strip and wait for the meter to display the results.

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

         Reverse iontophoretic technology uses electrical current to draw glucose molecules out of the skin for measurement. Iontophoresis is a process by which charged molecules are carried through intact skin by applying a small amount of electrical current. Reversing that current can pull charged molecules from the body; with those molecules comes fluid, and with that fluid comes uncharged molecules like glucose. Such fluid can be accumulated in a test chamber, in which the glucose can be measured using traditional electrochemical means. At this time, this technology is targeted toward continuous monitoring as a supplement to finger-stick testing. One product of this type has been submitted for FDA approval but not yet approved.

         A newer class of products continues to involve the measurement of glucose in blood but attempts to reduce pain by minimizing the volume of blood required and broadening the sites available for sampling. The products currently available in this category involve the same steps as current blood glucose systems, but allow the user to lance their forearm or thigh rather than the fingertip. One product of this type is currently on the market and a second product of this type has received FDA approval. A blood sample is still required, as is the time and mess associated with getting that sample. Many people with diabetes are uncomfortable with routinely testing glucose levels in the presence of others because of the negative perceptions associated with visible blood. One company has discussed plans for a product that uses blood but eliminates the separate handling step.

         Implantable sensors are targeted toward continuous monitoring of a patient's glucose level. They generally involve implanting a three-day sensor in the patient, which is attached through electrical leads to a monitoring device that is worn externally. One such product is approved by the FDA but its intended use is limited to identifying trends for the physician retrospectively. The patients must still use a blood glucose meter for monitoring their glucose levels, taking therapeutic action, and calibrating the implanted sensor.

         ISF technology involves obtaining a sample of ISF from the skin. ISF technology is being pursued by the Company and others. In addition to the Company's specific approach for collecting and measuring ISF, examples of other approaches include creating an opening in the skin using a laser or other means, drawing ISF through the opening and electrochemically measuring the sample. Another example includes chemically enhancing the skin's permeability and allowing ISF to flow into a patch for subsequent colorimetric measurement.

The Integ Solution

         The Company is developing the LifeGuide System to allow people with diabetes to easily and accurately measure their glucose levels without the need for a finger lance or the need to handle blood. The LifeGuide System consists of two main components: the Company's proprietary ISF sampling technology to collect a sample of ISF and Amira's measuring technology to measure the level of glucose present in the ISF sample. The current embodiment of the system is being developed by combining the measurement technology components of the Amira AtLast blood glucose system, both meter and test strip, with the ISF sample extraction technology of the LifeGuide System.

         The Integ ISF Technology

         Interstitial fluid (ISF) is an extracellular fluid that is prevalent throughout the body and skin. ISF is the means through which proteins and nutrients, including glucose, pass between capillaries and cells. The LifeGuide System extracts ISF from the dermis of the skin. The sample is comprised primarily of interstitial fluid, but may also contain some intracellular fluid and red blood cells. Samples extracted with the LifeGuide method are very consistent. A clinical study that compared the glucose levels in multiple samples taken from single patients showed very tight precision, measured as coefficients of variation (CVs) that averaged 3-5% for most subjects. The results of this study were published in Clinical Chemistry and were presented at the 1999 Oak Ridge Conference of the AACC.

         The LifeGuide System is based on research indicating that ISF glucose levels correlate closely with blood glucose levels. The concentration of glucose in ISF is very similar to the concentration of glucose in blood, however it takes a little time for the glucose to travel from blood into the ISF. This time is called lag time. The magnitude of the lag varies somewhat depending on the study and the collection and measurement techniques applied. In published literature, lag times of 10 to 20 minutes are typically reported, with a few studies claiming as little as no time lag, or as much as 45 minutes. Much research has been done with microdialysis collection of ISF from the subcutaneous layer. A review of the scientific literature shows that many researchers see a good correlation between ISF glucose and blood glucose with a short time lag when employing the microdialysis technique. Although this sample collection method differs from the method employed by LifeGuide, the results are instructive for gaining a general understanding of the relationship between ISF and blood glucose levels, and the results are similar to internal studies conducted with LifeGuide. The company is conducting studies to further understand lag time in various patient populations, particularly as glucose is rapidly falling. Results of these studies could significantly its ability to develop a commercially acceptable LifeGuide System.

         The LifeGuide(TM) System

         The Company's LifeGuide System will be comprised of (i) the LifeGuide Meter, a reusable glucose measuring device, and (ii) the LifeGuide Key, a single-use, disposable ISF sample collection device.

         The proposed LifeGuide System will be a simple-to-use, ISF-based glucose testing system intended to be used by people with diabetes in a similar manner to traditional blood glucose test systems. The system extracts a small sample of ISF from the dermal layer of the skin on the forearm and measures glucose in the sample with an integrated, one-piece, disposable, named a "key." The LifeGuide System will be calibrated to give plasma-equivalent results in mg/dL just like many blood glucose meters. This is also the method used by laboratories.

         The single-use, disposable LifeGuide Key is designed to be easily handled by the user and inserted into the LifeGuide Meter. The proprietary design of the LifeGuide Key will allow for the capture of the required ISF sample and the retention of the sample during the measurement and disposal process. The LifeGuide Key contains a very small needle that is used to extract a small sample of ISF and present it in a very controlled fashion to the measurement system. No user intervention is required to get the sample to the measurement zone of the test strip. The LifeGuide Key will be packaged in individual sterile packages.

         The Company believes the LifeGuide System should offer advantages over commercially available personal blood glucose monitoring systems and products under development, including the following:

     o Sampling Flexibility--The LifeGuide System is designed to be used on skin almost anywhere on the body, staying away from areas (such as the fingertips) where blood capillaries and nerve endings are concentrated. Initial company efforts are focused on forearm testing.

     o Bloodless Approach--The LifeGuide System is designed to allow for the accurate measurement of glucose levels without drawing blood. This approach eliminates the mess and inconvenience of handling a blood sample and the negative perceptions associated with visible blood.

     o Ease of Use--The Company's proposed LifeGuide System will eliminate some of the steps required by commercially available personal blood glucose monitoring systems. With currently available systems the user requires two disposables, a lancet and a separate test strip. After lancing the finger or alternate site, a drop of blood must be formed and directed to a target zone on a strip. The LifeGuide System requires only one disposable, the LifeGuide Key. The sampling procedure of the proposed LifeGuide System has been reduced to simply inserting the key into the meter, holding the device against an area of exposed skin until an adequate sample has been obtained and waiting briefly for a displayed result. This could reduce the possibility of user errors affecting readings.

     o User Safety--The user's safety is ensured in that each single-use key is sterilized and packaged individually. The meter will not allow a test to begin with a used sampler, eliminating the possibility that the sampling device can be used more than once. Also, because the sample is automatically captured in the key, there are fewer items requiring disposal.

         Because of these potential advantages, the Company believes that the proposed LifeGuide System may facilitate greater compliance with the recommendations of the DCCT panel. The Company, however, has not yet finalized the development of its LifeGuide(TM) System, and there can be no assurance that the Company will be able to successfully develop a commercially acceptable product.

Research and Development

         Under the terms of its strategic alliance with Amira, the Company is responsible for research and development of ISF sampling technology, design and manufacturing development of a means to integrate the ISF sampling technology with a Amira's test strips and designing the interface between Amira's metering system and the Company's ISF sampling technology.

         Since inception, the Company has incurred approximately $23.9 million in research and development expenses. The Company spent approximately $2.3 million, $5.5 million and $5.3 million during fiscal years 1999, 1998 and 1997, respectively, on research and development.

         Once the alliance with Amira was formed, 1999 research and development activities were focused on the integration of Integ's ISF collection technology with Amira's glucose measurement technology. By fourth quarter of 1999 the Company had designed, built, and tested a new LifeGuide hand-held prototype system that reliably collected a one microliter sample of ISF and automatically delivered it directly to a test strip for glucose measurement. Technical accomplishments during the year that were inputs to this system design included: developing a consistently performing calibration of Integ ISF to fingerstick blood reference values; further analytical work on the relationship between blood and Integ ISF; development of test strip chemistries that may be sterilized along with the tiny needle so that a single piece disposable design could be implemented; and unique microfluidics concepts for handling small ISF sample volumes.

         This integrated prototype LifeGuide System was then tested in a series of internal trials on people with diabetes. These trials provided user feedback, gathered data for finalizing factory calibration methods, verified ISF collection proficiency, and assessed clinical accuracy and precision performance. While not designed specifically as market research, the trials indicated what user related improvements and features would be desirable in the commercial product.

         The Company's success is entirely dependent upon the strategic alliance with Amira and the successful development, commercialization and market acceptance of the LifeGuide System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The LifeGuide System must deliver performance that is acceptable to the Company, its strategic partner Amira, the FDA and the users of the product.

Clinical Testing

         Under the terms of the Development Agreement, Amira is responsible for filing and holding title to all regulatory submissions in its name in connection with the jointly developed LifeGuide system.

         The Company conducted a series of method comparison studies in the third and fourth quarter of 1999 on hand-held prototype versions of the LifeGuide System using the Amira measurement technology. This data was used to complete the calibration of the clinical hand-held LifeGuide System.

         Also in 1999, presentations of two posters, one with a talk, were made at the 1999 American Association of Clinical Chemistry (AACC) Oak Ridge Conference. One discussed the results of an internal clinical study that demonstrated the tight correlation of glucose values gathered from multiple sites on the forearm. The second described performance of our internal electrochemical lab system.

         The company submitted clinical protocols to the FDA for review in late January. A meeting was held with the FDA on March 21, 2000 to review these protocols. The FDA has requested modifications to the protocols submitted and advised the Company that a PMA may be required. The Company has not yet determined whether it will pursue a 510(k) or a PMA.

         The company has subsequently completed discussions with its partner Amira, who will be funding further development of the product. Based on these discussions, the company expects to conduct additional pre-clinical trials to confirm the protocol additions suggested by the FDA and to verify system performance and intended use. The Company and Amira also expect to evaluate additional product changes to improve user features before proceeding with clinical trials. As a result, clinical trials will not be initiated in second quarter, as previously anticipated.

         To date, testing of the LifeGuide System has been performed solely by Company and Amira personnel under controlled circumstances. There can be no assurance that the Company will not encounter problems in completing the development of the LifeGuide System that would prevent the Company from initiating clinical testing, and there can be no assurance that the Company will not encounter problems in clinical testing that would cause the Company to further delay commercialization of the LifeGuide System. There also can be no assurance that a commercial version of the LifeGuide System, if developed, will prove to be accurate and reliable on a consistent basis. Even if accurate and reliable, there can be no assurance that such testing will show the Company's product to be safe and effective, or acceptable to consumers.


Manufacturing

         Under the terms of the Development Agreement, the Company is responsible for manufacturing the LifeGuide key consisting of a packaged and sterile ISF sampling technology which incorporates Amira's test strip. The Company anticipates that the LifeGuide Key will be assembled by the Company at its facilities from components obtained from outside suppliers. In manufacturing the LifeGuide Key, the Company will use assembly, test and packaging equipment employing well-known processes similar to those used for other high speed assembly applications.

         Under the terms of the Development Agreement, Amira is responsible for development of the LifeGuide Meter electronics, optics, calibration and software and management of meter contract manufacturing.

         The LifeGuide System is designed to be economically produced using proven manufacturing methods and equipment. As part of its design strategy, the Company has consulted with component suppliers, automation firms and OEM electronics manufacturers.

         The Company will receive a fixed percentage of profit over its costs up to a certain cap in producing the LifeGuide Key, which is not based upon the price that the LifeGuide system may sell at. It is unlikely that the Company will be able to sell a sufficient number of LifeGuide Keys to Amira to attain profitability.

         The Company expects that one of its most significant manufacturing challenges will be to quickly increase LifeGuide Key production volumes after full-scale commercial introduction of the LifeGuide System. To address this challenge, the Company successfully installed and qualified an initial automated manufacturing and packaging line in second quarter 1998. This line is flexible and can be modified for key design changes which will be required with the new measurement system. This line has a capacity of 20 million keys per year and will serve as the benchmark for specifying additional higher volume lines.

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

Sales and Marketing

         Under the terms of the Development Agreement, Amira is responsible for marketing, sales, distribution and customer service with respect to the LifeGuide System. The Company is required to market and sell the LifeGuide System through Amira. The Company will receive a fixed percentage of profit over its costs up to a certain cap in producing the LifeGuide Key, which is not based upon the price that the LifeGuide System may sell at.

         Amira is currently in the process of launching its first product and building its sales, marketing and distribution capabilities. Many of the Company's potential competitors have already entered into distribution and marketing agreements with major marketing partners. There can be no assurance that Amira will be able to build a suitable sales force or enter into satisfactory marketing arrangements with third parties when commercial potential develops, or that its sales and marketing efforts will be successful.

Patents and Proprietary Rights

         Under the terms of the Development Agreement, the Company owns all right title and interest in all intellectual property which is derived solely from technology of the Company existing prior to the date of the strategic alliance and Amira owns all right, title and interest in all intellectual property which is derived solely from technology of Amira existing prior to the date of the strategic alliance. Under the terms of the Development Agreement, the Company and Amira jointly own all right, title and interest in all intellectual property which is either derived from technology of both the Company and Amira or is derived from technology that did not exist prior to the date of the strategic alliance. Under the terms of the Development Agreement, the Company and Amira lose rights to certain aspects of their intellectual property in the event of a breach of the Development Agreement by that party.

         The Company's success will depend in part on its ability to obtain patent protection for its proposed products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company pursues a policy of seeking patent protection for each of the areas of invention embodied in the LifeGuide System. The Company has three issued United States patents relating to the method of drawing an ISF sample from the outer layers of the skin, as well as two related US patents. The Company has numerous issued US patents, and US patent applications covering various aspects of the Company's technology. For example, the Company has several US patents covering the Company's ISF sampling technology as well as covering design features of the Company's LifeGuide Key. In addition to its US patent protection, the Company regularly seeks corresponding patent coverage in other markets throughout the world. For example, the Company has issued patent protection in numerous countries, including member states of the European Union for the Company's ISF sampling technology.

         The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection covering the specific features of the Company's LifeGuide System as well as having the breadth to cover features of competing alternatives.

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

Competition

         While the Company is not responsible for the commercialization or sales of the LifeGuide System under the Development Agreement, the Company will be directly affected by competition in that it will affect demand for the LifeGuide Key it will manufacture. Under the Development Agreement, the Company is required to exclusively use its ISF technology in the field of glucose monitoring to support Amira's commercialization of the LifeGuide System. The glucose monitoring industry is characterized by intense competition and is currently dominated by several companies with established products and distribution channels. There are currently four significant competitors in the worldwide blood glucose monitoring market: LifeScan, Inc., a subsidiary of Johnson & Johnson, Inc.; Roche Diagnostics; Bayer Diagnostics, a division of Bayer AG; and Medisense, Inc. (a subsidiary of Abbott Laboratories).

         Companies in the glucose monitoring market compete on the basis of innovative technology, ease of use, price, product reliability and acceptance by consumers and healthcare professionals. Price competition for the placement of monitors in the glucose monitoring market is intense and involves marketing tactics such as rebates, trade-in offers and volume purchase incentive programs. If Amira is not able to offer the LifeGuide System at a competitive price, the Company will not be required to supply as many LifeGuide Keys to Amira, and may not be able to reach profitability.

         A number of entities are conducting research on possible non-invasive and minimally invasive methods of determining glucose levels. Specific information regarding the precise progress of these companies with respect to these alternative technologies has not generally been made public. Several companies such as TheraSense and Abbott are planning to offer alternate site blood glucose test systems in the near future. These companies' products will compete directly with Amira's recently launched product, and may also affect the success of the LifeGuide System.

         There can be no assurance that competitors and potential competitors will not succeed in developing or marketing technologies and products that will be more accepted in the marketplace than the proposed LifeGuide System or that would render the Company's technology and proposed products obsolete or noncompetitive. Most of

Amira's competitors and potential competitors have substantially greater capital resources, research and development staffs and facilities than the Company. In addition, most of Amira's competitors and potential competitors have substantially greater experience than the Company in research and new product development, obtaining regulatory approvals and manufacturing and marketing medical devices.

         Numerous researchers are also investigating alternative treatments or cures for diabetes. If any of these efforts are successful in reducing the complications associated with diabetes and can be cost-effectively provided to people with diabetes, the need for the LifeGuide System could be reduced or eliminated.


Government Regulation

         Government regulation in the United States and other countries is a significant factor in the development of the LifeGuide System. The LifeGuide System will be regulated by the FDA under a number of statutes including the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), the Safe Medical Devices Act of 1990 (the "SMDA"), the FDA Modernization Act of 1997 (the "FDAMA"), and certain associated regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices as well as the reporting of certain information regarding their safety. Sales of the LifeGuide System outside the United States will also be subject to comparable regulatory requirements.

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

         A meeting was held with the FDA on March 21, 2000 in which the FDA advised the Company that a PMA may be required for the LifeGuide System. The Company has not yet determined whether it will pursue a 510(k) or a PMA.

         The time required to obtain regulatory clearance or approval of the LifeGuide System after filing is uncertain. There can be no assurance that problems will not arise that may delay or ultimately prevent commercialization of the Company's products or that the FDA will clear or approve the products. Further, even if regulatory clearance or approval is obtained, such clearance or approval may include significant limitations on the intended use under which the individual product may be marketed. The FDA has granted the Company expedited review of its LifeGuide System application in either 510(k) or PMA form. Expedited review may shorten the time between submission of clinical trial data and approval from the FDA to market the LifeGuide System.

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


Employees

         As of March 27, 2000, the Company had a total of 31 full-time employees and two part-time employees. The Company also employed 3 persons on a temporary or contract basis (full and part-time). Of this total work force, 14 persons were engaged in research and development activities, 12 persons in manufacturing development and 10 persons in administration. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it maintains good relations with its employees.





Executive Officers of the Registrant

         The following sets forth certain information regarding the executive officers of the Company:

                 Name                       Age                  Position
          ------------------------------    ---      -------------------------------------------------
          Susan L. Critzer..............    44       President and Chief Executive Officer
                                                     Acting Chief Financial Officer, Director

          Richard F. Mussmann...........    43       Executive Vice President, Chief Technical Officer

          Susan L. Critzer joined the Company in January 1995 as Vice President, Operations and assumed the role of President and Chief Executive Officer and acting Chief Financial Officer in April 1999. Before joining the Company, Ms. Critzer spent six years with American Cyanamid Corporation's Davis and Geck ("D&G") Division, where she held a number of management positions. Most recently at D&G, she was Director of Engineering for D&G's start-up endosurgery division, where she was responsible for the commercialization of all new laparoscopic products. From 1986 to 1989, Ms. Critzer was with Becton-Dickinson Corporation where she held management positions in manufacturing engineering and quality assurance and was involved in the high volume production of intravenous catheters. Prior to her employment with Becton-Dickinson, Ms. Critzer held a variety of management, information systems, quality assurance, and engineering positions with General Motors Corporation. Ms. Critzer holds an MBA from the University of Michigan, and a BSME from General Motors Institute. MS Critzer also serves as an Adjunct Professor at the University of St. Thomas in St.Paul, MN.

          Richard F. Mussmann joined the Company in July 1997 as Vice President, Research and Development and assumed the role of Executive Vice President, Chief Technical Officer in April 1999. Before joining the Company, Mr. Mussmann served as Product Management Vice President of Telogy Networks, an embedded communications software company, where he was responsible for product definition and planning, marketing programs, and key customer relations. From 1993 to 1995, Mr. Mussmann was Group Director, New Product Development for Ethicon Endo-Surgery, a developer and manufacturer of minimally-invasive surgical instruments, where he was responsible for the successful development and launch of ten new products. From 1989 to 1993, Mr. Mussmann served as Director of Corporate Accounts and Research and Development Project Engineering Manager at Boehringer Mannheim Corporation, where he led the development of several new products, including the Accu-Chek Advantage(R) Blood Glucose Monitor. Mr. Mussmann also held various engineering and engineering management positions while employed for 11 years at AT&T Bell Laboratories. He received his Master's and Bachelor's degrees in electrical Engineering from Purdue University.

Item 2.  Properties

          The Company currently leases approximately 42,000 square feet of space at 2800 Patton Road, St. Paul, Minnesota. The lease expires on September 30, 2000. The Company believes its facilities will be adequate for its needs through completion of the development of the LifeGuide System. A space improvement at its existing location will be required to accommodate increased warehouse requirements prior to commercial introduction once development of the LifeGuide(TM) System is complete.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Integ Incorporated's common stock trades on The Nasdaq Stock Market(R) under the symbol NTEG. The following table sets forth the high and low sale prices per share for the Company's common stock as reported by The Nasdaq Stock Market(R) for the quarterly periods indicated:


                                                   High             Low
                                                 --------        --------
          First Quarter 1998                     $   7.38        $   3.25
          Second Quarter 1998                    $   4.75        $   2.13
          Third Quarter 1998                     $   3.25        $   0.50
          Fourth Quarter 1998                    $   1.81        $   0.59

          First Quarter 1999                     $   1.63        $   1.00
          Second Quarter 1999                    $   3.00        $   1.31
          Third Quarter 1999                     $   2.13        $   1.44
          Fourth Quarter 1999                    $   2.63        $   1.75

          At March 20, 2000 the Company had 244 shareholders of record.

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

          The net proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds in the approximate amounts set forth below:

          Investment in short-term, interest bearing securities,
              primarily investment grade commercial paper  and
              money market funds                                   $   2,927,000
          Capital expenditures                                         2,403,000
          Research and development and clinical and regulatory
              preparation                                             10,575,000
          Manufacturing scale-up and marketing activities              5,294,000
          Working capital and other general corporate purposes         4,901,000
              Total use of proceeds                                $  26,100,000

          Except for officer compensation and relocation payments totaling $1,873,810 in the aggregate, director compensation totaling $266,500 in the aggregate, and consulting fees paid to a director totaling $192,375, none of the net proceeds from the Company's initial public offering were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

Item 6.  Selected Financial Data

         The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere herein. The statements of operations data for the years ended December 31, 1997, 1998 and 1999 and for the period from April 3, 1990 (inception) to December 31, 1999, and the balance sheet data at December 31, 1998 and 1999 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The statements of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited financial statements not included herein.


                     SELECTED STATEMENTS OF OPERATIONS DATA
                      (in thousands, except per share data)

                                                                                                      Period from
                                                                                                       April 3,
                                                                                                         1990
                                                         Year Ended December 31,                      (Inception)
                                                                                                      to December
                                                                                                          31,
                                     --------------------------------------------------------------- --------------
                                         1999         1998         1997        1996        1995          1999
                                     --------------------------------------------------------------- --------------
Operating loss                       $  (7,503)   $   (10,871)  $  (12,462) $   (9,920) $   (5,281)  $   (50,827)

Net loss                             $  (7,844)   $   (11,086)  $  (11,564) $   (9,083) $   (5,049)  $   (49,369)

Net loss per share:
    Basic and diluted                $    (.81)   $     (1.17)  $    (1.24) $     1.86  $    (11.65) $    (14.79)

Weighted average number of
  common shares outstanding:
    Basic and diluted                    9,649          9,477        9,305       4,889          433        3,339








                           SELECTED BALANCE SHEET DATA
                      (in thousands, except employee data)

                                                                     December 31,
                                          -------------------------------------------------------------------
                                             1999          1998          1997          1996          1995
                                          ------------  ------------  -----------   -----------   -----------
Current assets                            $   3,218     $    11,308   $   21,914    $   34,151    $   15,860

Current liabilities                           1,924           2,411        2,340         1,574           523

Working capital                               1,294           8,897       19,574        32,577        15,337

Total assets                                  8,636          18,155       29,216        37,716        17,376

Long-term obligations                         1,274           2,686        3,030         1,298           447

Shareholders' equity (deficiency)             5,438          13,058       23,846        34,844        16,405

Number of full time employees                    28              26           79            63            45

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

     From inception through December 31, 1999, the Company has incurred losses totaling $49.4 million, consisting of $23.9 million of research and development expenses, $16.5 million of general and administrative expenses, net of interest income and $9.0 million of manufacturing development expenses. The Company's activities have consisted primarily of research and product development, product design, and development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

     Based on the results of a large-scale internal study, the Company announced in August 1998 that it would be replacing the LifeGuide infrared measurement system with an alternate proven measurement technology. As a result of this decision, the Company restructured in August and reduced its workforce. In connection with this restructuring, the Company recorded a one-time charge of $689,000, all of which is attributable to costs incurred to reduce the workforce

     Subsequent to the formation of an alliance with Amira, the Company created a new operating plan and reporting structure, which represented the responsibilities outlined in the alliance agreement. The effective date of the plan was June 1999.

     In accordance with the strategic alliance agreement with Amira, the Company has been and is projected to continue to, receive reimbursement for certain expenses related to the development of the LifeGuide System. The average monthly reimbursement has been and is projected to be, approximately $70,000.

       The Company's success is entirely dependent upon the strategic alliance with Amira, Amira's success with their AtLast launch and the successful development, commercialization and market acceptance of the LifeGuide System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated. The LifeGuide System must deliver performance that is acceptable to the Company, its strategic partner Amira, the FDA and the users of the product.


Results of Operations

     General: The Company's net loss totaled $7.8 million during 1999 from $11.1 million during 1998 and $11.6 million during 1997. The Company expects net losses to continue for the next several years.

     Research and development expenses: Research and development expenses decreased to $2.3 million during 1999 from $5.5 million in 1998 and $5.3 million from 1997. The decrease in research and development expense in 1999 was primarily due to decreases in staffing costs ($628,000), allocated pilot plant costs ($665,000), contractor and consulting expenses ($960,000), prototype expense ($376,000), the allocation of expenses to Amira ($226,000), decreased severance expense ($188,000), depreciation expense ($75,000) and other expenses ($120,000) which were partially offset by increased legal expenses ($56,000), allocated facility expenses ($46,000) and increased travel expenses ($17,000). The increase in research and development expense in 1998 when compared to 1997 is primarily attributable to increases in the amount of pilot plant costs allocated to research and development ($665,000) and a one-time charge for the workforce reduction ($188,000), which were partially offset by decreased staffing costs ($220,000), prototype expenses ($346,000), employee relocation costs ($107,000), and lab supply expenses ($60,000).

     Manufacturing development expenses: Manufacturing development expenses decreased to $1.9 million during 1999 from $2.2 million in 1997 and $2.5 million in 1997. The decrease in manufacturing development expenses during 1999 is primarily attributable to decreased staffing costs ($132,000), prototype expenses ($398,000), the allocation of expenses to Amira ($279,000), decreased depreciation expense ($62,000), employee training expenses ($31,000), Travel ($39,000), allocated facility expenses ($38,000) and a decrease in other expenses of ($85,000). These decreases were partially offset by decreased allocated pilot plant costs to research and development ($665,000) and increased prototype tooling/test fixtures $(99,000). The decrease in manufacturing development expenses during 1998 is primarily attributable to decreased staffing costs ($208,000), the allocation of pilot plant costs to research and development ($665,000) and decreases in prototype tooling expenses ($108,000), travel expenses ($93,000) and the occupancy allocation ($66,000), which were partially offset by increases in depreciation expense ($347,000), samples and prototype expenses ($364,000) and a one-time charge for workforce reduction ($78,000).

General and administrative expenses (In accordance with the terms of the strategic alliance with Amira, the Company no longer incurs expenses categorized previously as clinical and regulatory and sales and marketing. For presentation purposes, these expenses have been reclassified as general and administrative.)

General and administrative expenses increased to $3.3 million during 1999 from $3.2 million in 1998 and $4.7 million in 1997. The increase in general and administrative expenses in 1999 is primarily attributable to an increase in consulting expenses ($1.1 million) and a one-time write-off due to obsolescence of capital equipment ($384,000). This was partially offset by decreases in staffing costs ($1.1 million), travel ($103,000), facility allocations to Amira and sub-lessee ($136,000) and miscellaneous expenses ($45,000). The decrease in general and administrative expenses in 1998 is primarily attributable to decreased staffing costs ($482,000) and a special charge in 1997 for the resignation of the Company's President and Chief Executive Officer effective in 1998 ($654,000), which were partially offset by increases in legal and audit expenses ($100,000), recruitment expenses ($51,000) as well as the one-time charge for workforce reduction ($28,000). The decrease in 1998 is also due to (previously classified as clinical and regulatory expenses) decreased staffing costs ($133,000), recruitment costs ($55,000), travel costs ($33,000), clinical studies expenses ($28,000) and consulting expenses ($9,000), which were partially offset by the one-time charge for workforce reduction ($222,000). The decrease in 1998 is also due to (previously classified as sales and marketing expenses) decreased staffing costs ($297,000), advertising and promotion expenses ($97,000), website development expense ($55,000), consulting expenses ($33,000), product development expenses ($35,000) and travel expenses ($17,000), which were partially offset by a one-time charge for the workforce reduction ($173,000).

     Interest income: Interest income decreased to $342,000 during 1999 from $890,000 in 1998 and $1.6 million during 1997. The decrease in 1999 and 1998 is a direct result of lower average balances of cash and cash equivalents.

     Interest expense: Interest expense decreased to $682,000 during 1999 compared to $1.2 million in 1998 and $684,000 in 1997. The decrease in interest expense in 1999 is attributable to payments made on long-term debt and capital leases. The increase in interest expense during 1998 is attributable to increased borrowings under the equipment loan agreement.

     Other income (expense): Other expense totaled $1,000 in 1999. Other income totaled $98,000 in 1998, which primarily consisted of a receivable written off in a prior year which was paid in full ($26,000) and money received from the state of Minnesota for a sales tax refund claim filed for prior years ($66,000).

Liquidity and Capital Resources

     The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowings under an equipment loan agreement totaling $5.5 million. As of December 31, 1999 the Company had cash and cash equivalents of $3.0 million and working capital of $1.3 million.

     The equipment loan agreement contains covenants that place restrictions on sales of assets, transactions with affiliates, creation of additional debt, and other customary covenants. Borrowings under the equipment loan agreement are collateralized by a large part of the Company's assets.

     Financing activities in 1998 and 1997 consisted of the incurrance of long-term debt. The Company had a $12.5 million equipment loan agreement which expired on December 31, 1998. The company borrowed a total of $5.5 million under the agreement. Borrowings under the equipment loan agreement mature at various times between April 2000 and May 2002, with interest rates ranging from 10.15% to 10.90%. There were no debt financing activities in 1999.

     On February 16, 2000, the Company entered into a preferred stock agreement with Amira which is intended to provide up to $5.6 million in funding to Integ for the continued development of the LifeGuide System through the year 2000. Sales of preferred stock to Amira only occur after the Company's cash balance has declined to $1.5 million and the Company will then only sell preferred stock to Amira from time to time in amounts sufficient for it to meet its expense incurred in connection with the Company's 2000 budget. Commencing in April 2000, the Company will be dependent upon sales of stock to Amira to meet its operating expenses.

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

     The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System meets the required performance specifications, the ability of the Company to successfully maintain its strategic alliance with Amira, the ability and desire of Amira to provide additional funding, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, and the results of clinical trials and competition. See Exhibit 99.1 to this Form 10-K for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.


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

     The company spent approximately $15,000 to resolve Year 2000 issues, all of which were funded through operations. The Company incurred no major Year 2000 technical issues.

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

           4.2 Certificate of Designation for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K, dated February 15, 2000 (SEC File No. 0-28420)).

           4.3 Form of Stock Warrant for Shares of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.4          Form of Stock Warrant for Shares of Series
                        D Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.5          Form of Purchase Warrant for Shares of
                        Series E-2 Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.6 Warrant to Purchase Shares of Common Stock, dated March 27, 1996, to Venture Lending & Leasing, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.7 Registration Rights Provisions applicable to shares of Preferred Stock (which were automatically converted into Common Stock upon the closing of the Company's initial public offering on July 1, 1996) (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           4.8 Rights Agreement, dated November 26, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated December 6, 1996 (SEC file number 0-28420)).

           4.9 Amendment No. 1 to Rights Agreement, dated February 15, 2000, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's report on Form 8-K, dated February 15, 2000 (SEC file number 0-28420)).

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

           10.15 *Form of Employment Agreement dated April 1998 between the Company and its Vice Presidents (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 (SEC File No. 0-28420)), (Exhibit I previously incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (SEC File No. 333-4352)).

           10.16        Separation Agreement and General Release between Katia
                        P. Breslawec and the Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (SEC File No. 0-28420)).

           10.17 Series B Preferred Stock Purchase Agreement, dated as of February 15, 2000 by and between the Company and Amira Medical (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K, dated February 15, 2000 (SEC File No. 0-28420)).

           10.18 Sub-lease Agreement, dated July 8, 1999, by and between the Company and Venuri Group LLC (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (SEC File No. 0-28420)).

           10.19 License and Development Agreement, dated April 2, 1999, by and between Amira Medical. and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated April 2, 1999 (SEC File No. 0-28420)).

           10.20 Option Agreement, dated April 2, 1999, by and between Amira Medical and the Company (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, dated April 2, 1999 (SEC File No. 0-28420)).



           23           Consent of Ernst & Young LLP

           24           Powers of Attorney

           27           Financial Data Schedules

           99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

----------------------
* Denotes management contracts and compensatory plans, contracts, and arrangements.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                                    Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 2000                  INTEG INCORPORATED


                                       By: /s/ Susan L. Critzer
                                          --------------------------------------
                                           Susan L. Critzer
                                           President and Chief Executive Officer
                                           Acting Chief Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2000.


        /s/ Susan L. Critzer                President and Chief Executive Officer         March 17, 2000
------------------------------------        Acting Chief Financial Officer
          Susan L. Critzer

                  *
------------------------------------
       Mark B. Knudson, Ph.D.               Director                                      March 17, 2000

                  *
------------------------------------
          Frank B. Bennett                  Director                                      March 17, 2000

                  *
------------------------------------
         Robert S. Nickoloff                Director                                      March 17, 2000

                  *
------------------------------------
     Walter L. Sembrowich, Ph.D.            Director                                      March 17, 2000

                  *
------------------------------------
          Winston R. Wallin                 Director                                      March 17, 2000


*By:  /s/ Susan L. Critzer
------------------------------------
          Susan L. Critzer
          Attorney-in-Fact

                               Integ Incorporated

                          Index to Financial Statements
                          -----------------------------


                                                                     Page Number
                                                                     -----------

      Report of Independent Auditors                                    F-1

      Balance Sheets as at December 31, 1999 and December 31, 1998      F-2

      Statements of Operations for the Years Ended December 31,         F-3
      1999, 1998 and 1997 and for the period from April 3, 1990
      (inception) to December 31, 1999

      Statements of Shareholders' Equity from April 3, 1990          F-4 to F-9
      (inception) to December 31, 1999

      Statements of Cash Flows for the Years Ended December 31,     F-10 to F-11
      1999, 1998 and 1997 and for the period from April 3, 1990
      (inception) to December 31, 1999

      Notes to Financial Statements                                 F-12 to F-27

                       [LETTERHEAD OF ERNST & YOUNG LLP]



                         Report of Independent Auditors


Board of Directors
Integ Incorporated

We have audited the accompanying balance sheets of Integ Incorporated (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999, and for the period from April 3, 1990 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integ Incorporated at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, and for the period from April 3, 1990 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Ernst & Young LLP

February 17, 2000

                               Integ Incorporated
                          (A Development Stage Company)

                                 Balance Sheets

                                                                      December 31
                                                             ----------------------------
                                                                  1999           1998
                                                             ----------------------------
Assets
Current assets:
   Cash and cash equivalents                                 $  2,953,270    $ 11,175,695
   Prepaid expenses                                                82,755         132,229
   Accounts receivable - related party                            181,669            --
                                                             ----------------------------
Total current assets                                            3,217,694      11,307,924
                                                             ----------------------------


Furniture and equipment                                         8,498,173       9,538,478
Less accumulated depreciation                                  (3,088,449)     (2,715,684)
                                                             ----------------------------
                                                                5,409,724       6,822,794
Other assets                                                        8,579          23,883
                                                             ----------------------------
Total assets                                                 $  8,635,997    $ 18,154,601
                                                             ============================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                          $     18,334    $    195,148
   Accrued employee compensation and related expenses             436,570         726,077
   Other accrued expenses                                          56,969          92,356
   Current portion of capital lease obligations                    14,178         145,761
   Current portion of long-term debt                            1,398,098       1,251,247
                                                             ----------------------------
Total current liabilities                                       1,924,149       2,410,589
                                                             ----------------------------

Long-term liabilities:
   Capital lease obligations, less current portion                   --            14,178
   Long-term debt, less current portion                         1,273,920       2,672,018
                                                             ----------------------------
Total long-term liabilities                                     1,273,920       2,686,196
                                                             ----------------------------

Shareholders' equity:
   Common Stock, par value $.01 per share:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 9,728,624 in 1999 and
       9,580,704 in 1998                                           97,286          95,807
   Additional paid-in capital                                  54,786,327      54,616,721
   Deficit accumulated during the development stage           (49,368,631)    (41,524,253)
                                                             ----------------------------
                                                                5,514,982      13,188,275
   Deferred compensation                                          (77,054)       (130,459)
                                                             ----------------------------
Total shareholders' equity                                      5,437,928      13,057,816
                                                             ----------------------------
Total liabilities and shareholders' equity                   $  8,635,997    $ 18,154,601
                                                             ============================

See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

                            Statements of Operations

                                                                                          Period from
                                                                                         April 3, 1990
                                                       Year ended December 31            (Inception) to
                                          ----------------------------------------------  December 31,
                                               1999            1998            1997           1999
                                          ---------------------------------------------- -------------
Operating expenses:
   Research and development               $  2,336,761    $  5,455,999    $  5,318,900    $ 23,878,909
   Manufacturing development                 1,880,521       2,171,087       2,513,224       9,048,797
   General and administrative                3,285,948       3,243,901       4,629,534      17,899,257
                                          ---------------------------------------------- -------------
                                             7,503,230      10,870,987      12,461,658      50,826,963
                                          ---------------------------------------------- -------------

Operating loss                              (7,503,230)    (10,870,987)    (12,461,658)    (50,826,963)

Other income (expense):
   Interest income                             342,006         890,120       1,564,190       4,771,004
   Interest expense                           (682,135)     (1,203,218)       (684,001)     (3,183,933)
   Other                                        (1,019)         98,180          17,078        (128,739)
                                          ---------------------------------------------- -------------
                                              (341,148)       (214,918)        897,267       1,458,332
                                          ---------------------------------------------- -------------
Net loss for the period and deficit
   accumulated during development stage   $ (7,844,378)   $(11,085,905)   $(11,564,391)   $(49,368,631)
                                          ============================================== =============


Net loss per share
     Basic and diluted                    $       (.81)   $      (1.17)   $      (1.24)   $     (14.79)
                                          ============================================== =============

Weighted average number of common
   shares outstanding
     Basic and diluted                       9,649,424       9,477,390       9,305,332       3,338,724
                                          ============================================== =============

See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

            Statement of Changes in Shareholders' Equity (Deficiency)

                                                Convertible Preferred        Common Stock
                                                ------------------------------------------------
                                                  Shares    Amount         Shares       Amount
                                                ------------------------------------------------
Founders' Common Stock issued during April
   1990 at $.015 per share                           --     $   --         250,000   $     2,500
Net loss for the period                              --         --            --            --
                                                ------------------------------------------------
Balance at December 31, 1990                         --         --         250,000         2,500
Net loss for the year                                --         --            --            --
                                                ------------------------------------------------
Balance at December 31, 1991                         --         --         250,000         2,500
Net loss for the year                                --         --            --            --
                                                ------------------------------------------------
Balance at December 31, 1992                         --         --         250,000         2,500
Net loss for the year                                --         --            --            --
                                                ------------------------------------------------
Balance at December 31, 1993                         --         --         250,000         2,500
Deferred compensation related to restricted
   stock grant                                       --         --         183,333         1,833
Net loss for the year                                --         --            --            --
                                                ------------------------------------------------
Balance at December 31, 1994 (carried forward)       --         --         433,333         4,333

                                                                 Deficit
                                                                Accumulated
                                                  Additional    During the
                                                   Paid-In      Development    Deferred
                                                   Capital         Stage     Compensation       Total
                                             -----------------------------------------------------------
Founders' Common Stock issued during April
   1990 at $.015 per share                       $     1,250   $      --      $      --      $     3,750
Net loss for the period                                 --        (290,900)          --         (290,900)
                                             -----------------------------------------------------------
Balance at December 31, 1990                           1,250      (290,900)          --         (287,150)
Net loss for the year                                   --        (622,016)          --         (622,016)
                                             -----------------------------------------------------------
Balance at December 31, 1991                           1,250      (912,916)          --         (909,166)
Net loss for the year                                   --        (653,934)          --         (653,934)
                                             -----------------------------------------------------------
Balance at December 31, 1992                           1,250    (1,566,850)          --       (1,563,100)
Net loss for the year                                   --        (682,725)          --         (682,725)
                                             -----------------------------------------------------------
Balance at December 31, 1993                           1,250    (2,249,575)          --       (2,245,825)
Deferred compensation related to restricted
   stock grant                                       149,417          --         (151,250)          --
Net loss for the year                                   --      (2,492,220)          --       (2,492,220)
                                             -----------------------------------------------------------
Balance at December 31, 1994 (carried forward)       150,667    (4,741,795)      (151,250)    (4,738,045)

                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                           Convertible Preferred       Common Stock
                                                        -----------------------------------------------
                                                           Shares        Amount       Shares    Amount
                                                        -----------   ------------   -------   --------
Balance at December 31, 1994 (brought forward)                 --     $       --     433,333   $  4,333
Previously issued redeemable convertible
   preferred stock; all shareholders agreed to
   cancel their respective redemption privileges
   during June 1995:
     Series A Convertible Preferred, authorized
       928,571 shares, liquidating preference of
       $.56 per share, sold during April and
       November 1990                                        928,571          9,286      --         --
     Series B Convertible Preferred, authorized
       800,000 shares, liquidating preference of
       $1.00 per share, sold during May 1991                800,000          8,000      --         --
     Series C Convertible Preferred, authorized
       356,000 shares, liquidating preference of
       $2.50 per share, sold during January 1992
       to May 1993                                          346,000          3,460      --         --
     Series D Convertible Preferred, authorized
       1,209,731 shares, liquidating preference of
       $2.75 per share, less offering expenses of
       $7,245, sold during February and May 1994          1,074,372         10,743      --         --
     Series E Convertible Preferred Class 1,
       authorized 5,879,655, liquidating preference
       of $4.00 per share, less offering expenses of
       $1,861,168, sold during June 1995                  5,604,655         56,047      --         --

                                                                        Deficit
                                                                      Accumulated
                                                         Additional    During the
                                                          Paid-In      Development      Deferred
                                                          Capital         Stage       Compensation        Total
                                                       ------------   ------------    ------------    ------------
Balance at December 31, 1994 (brought forward)         $    150,667   $ (4,741,795)   $   (151,250)   $ (4,738,045)
Previously issued redeemable convertible
   preferred stock; all shareholders agreed to
   cancel their respective redemption privileges
   during June 1995:
     Series A Convertible Preferred, authorized
       928,571 shares, liquidating preference of
       $.56 per share, sold during April and
       November 1990                                        510,714           --              --           520,000
     Series B Convertible Preferred, authorized
       800,000 shares, liquidating preference of
       $1.00 per share, sold during May 1991                792,000           --              --           800,000
     Series C Convertible Preferred, authorized
       356,000 shares, liquidating preference of
       $2.50 per share, sold during January 1992
       to May 1993                                          861,540           --              --           865,000
     Series D Convertible Preferred, authorized
       1,209,731 shares, liquidating preference of
       $2.75 per share, less offering expenses of
       $7,245, sold during February and May 1994          2,936,534           --              --         2,947,277
     Series E Convertible Preferred Class 1,
       authorized 5,879,655, liquidating preference
       of $4.00 per share, less offering expenses of
       $1,861,168, sold during June 1995                 20,501,405           --              --        20,557,452


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                     Convertible Preferred         Common Stock
                                                  ----------------------------------------------------
                                                      Shares       Amount       Shares      Amount
                                                  ----------------------------------------------------
Value of warrants to purchase Preferred Stock
   issued in connection with bridge loan                   --     $    --          --     $     --
   financing                                               --
Value of stock options to purchase Common Stock
   issued for consulting services                          --          --          --           --
Value of options and warrants to purchase Common
   Stock issued in connection with guarantee of
   leases                                                  --          --          --           --
Value related to the extension of the exercise
   period of certain stock options previously
   granted to individuals                                  --          --          --           --
Deferred compensation related to stock options             --          --          --           --
Amortization of deferred compensation                      --          --          --           --
Net loss for the year                                      --          --          --           --
                                                  ----------------------------------------------------
Balance at December 31, 1995 (carried forward)        8,753,598      87,536     433,333        4,333

                                                                     Deficit
                                                                   Accumulated
                                                      Additional   During the
                                                       Paid-In     Development     Deferred
                                                       Capital        Stage      Compensation        Total
                                                  ------------------------------------------------------------
Value of warrants to purchase Preferred Stock
   issued in connection with bridge loan           $    179,800   $       --      $       --      $    179,800
   financing
Value of stock options to purchase Common Stock
   issued for consulting services                        24,000           --              --            24,000
Value of options and warrants to purchase Common
   Stock issued in connection with guarantee of
   leases                                               104,841           --              --           104,841
Value related to the extension of the exercise
   period of certain stock options previously
   granted to individuals                                 6,750           --              --             6,750
Deferred compensation related to stock options          960,208           --          (960,208)           --
Amortization of deferred compensation                      --             --           187,106         187,106
Net loss for the year                                      --       (5,048,730)           --        (5,048,730)
                                                  ------------------------------------------------------------
Balance at December 31, 1995 (carried forward)       27,028,459     (9,790,525)       (924,352)     16,405,451


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                        Convertible Preferred              Common Stock
                                                     ---------------------------------------------------------
                                                        Shares         Amount          Shares        Amount
                                                     ---------------------------------------------------------
Balance at December 31, 1995 (brought forward)        8,753,598    $     87,536         433,333   $      4,333
Value of warrants to purchase Common Stock
   issued in connection with equipment loan
   agreement                                               --              --              --             --
Shares issued in connection with initial public
   offering less offering expenses of $2,375,706           --              --         3,000,000         30,000
Conversion of preferred stock                        (8,753,598)        (87,536)      5,835,705         58,357
Shares issued pursuant to exercise of stock
   options                                                 --              --             6,666             67
Deferred compensation related to stock options             --              --              --             --
Value of options granted to purchase Common
   Stock issued for consulting services                    --              --              --             --
Amortization of deferred compensation                      --              --              --             --
Net loss for the year                                      --              --              --             --
                                                     ---------------------------------------------------------
Balance at December 31, 1996 (carried forward)             --              --         9,275,704         92,757

                                                                    Deficit
                                                                   Accumulated
                                                     Additional    During the
                                                      Paid-In      Development      Deferred
                                                      Capital         Stage       Compensation       Total
                                                   -----------------------------------------------------------
Balance at December 31, 1995 (brought forward)     $ 27,028,459   $ (9,790,525)   $   (924,352)   $ 16,405,451
Value of warrants to purchase Common Stock
   issued in connection with equipment loan
   agreement                                            874,416           --              --           874,416
Shares issued in connection with initial public
   offering less offering expenses of $2,375,706     26,094,294           --              --        26,124,294
Conversion of preferred stock                            29,179           --              --              --
Shares issued pursuant to exercise of stock
   options                                                7,056           --              --             7,123
Deferred compensation related to stock options           56,329           --           (56,329)           --
Value of options granted to purchase Common
   Stock issued for consulting services                 179,600           --          (179,600)           --
Amortization of deferred compensation                      --             --           515,939         515,939
Net loss for the year                                      --       (9,083,432)           --        (9,083,432)
                                                   -----------------------------------------------------------
Balance at December 31, 1996 (carried forward)       54,269,333    (18,873,957)       (644,342)     34,843,791


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                   Convertible Preferred          Common Stock
                                                   ---------------------------------------------------
                                                      Shares    Amount          Shares       Amount
                                                   ---------------------------------------------------
Balance at December 31, 1996 (brought forward)          --      $   --        9,275,704     $   92,757
Shares issued pursuant to employee stock
   purchase plan and exercise of stock options          --          --           69,154            692
Shares issued pursuant to exercise of warrants,
   net of 9,303 redeemed                                --          --           21,808            218
Amortization of deferred compensation                   --          --             --             --
Deferred compensation adjustment for
   cancellation of stock options                        --          --             --             --
Value related to the acceleration of vesting and
   extension of the exercise period of certain
   stock options previously granted to an
   officer and director                                 --          --             --             --
Net loss for the year                                   --          --             --             --
                                                   ---------------------------------------------------
Balance at December 31, 1997 (carried forward)          --          --        9,366,666         93,667

                                                                      Deficit
                                                                    Accumulated
                                                    Additional      During the
                                                      Paid-In       Development      Deferred
                                                      Capital          Stage       Compensation       Total
                                                   ------------------------------------------------------------
Balance at December 31, 1996 (brought forward)     $ 54,269,333    $(18,873,957)   $   (644,342)   $ 34,843,791
Shares issued pursuant to employee stock
   purchase plan and exercise of stock options          111,624            --              --           112,316
Shares issued pursuant to exercise of warrants,
   net of 9,303 redeemed                                 66,444            --              --            66,662
Amortization of deferred compensation                      --              --           294,484         294,484
Deferred compensation adjustment for
   cancellation of stock options                        (22,062)           --            22,062            --
Value related to the acceleration of vesting and
   extension of the exercise period of certain
   stock options previously granted to an
   officer and director                                  93,332            --              --            93,332
Net loss for the year                                      --       (11,564,391)           --       (11,564,391)
                                                   ------------------------------------------------------------
Balance at December 31, 1997 (carried forward)       54,518,671     (30,438,348)       (327,796)     23,846,194


                               Integ Incorporated
                          (A Development Stage Company)

      Statement of Changes in Shareholders' Equity (Deficiency) (continued)

                                                   Convertible Preferred          Common Stock
                                                   ---------------------------------------------------
                                                     Shares      Amount        Shares        Amount
                                                   ---------------------------------------------------
Balance at December 31, 1997 (brought forward)          --     $    --        9,366,666   $     93,667
Shares issued pursuant to employee stock
   purchase plan and exercise of stock options          --          --          211,351          2,113
Shares issued pursuant to exercise of warrants,
   net of 6,201 redeemed                                --          --            2,687             27
Amortization of deferred compensation                   --          --             --             --
Deferred compensation adjustment for
   cancellation of stock options                        --          --             --             --
Net loss for the year                                               --             --             --
                                                   ---------------------------------------------------
Balance at December 31, 1998                            --          --        9,580,704         95,807
Shares issued pursuant to employee stock
   purchase plan and exercise of stock options          --          --           72,006            720
Shares issued in lieu of employee compensation          --          --           75,914            759
Value of options to purchase common stock issued
   for consulting services                              --          --             --             --
Amortization of deferred compensation                   --          --             --             --
Deferred compensation adjustment for
   cancellation of stock options                        --          --             --             --
Net loss for the year                                               --             --             --
                                                   ---------------------------------------------------
Balance at December 31, 1999                            --     $    --        9,728,624   $     97,286
                                                   ===================================================
                                                                    Deficit
                                                                   Accumulated
                                                    Additional     During the
                                                      Paid-In      Development       Deferred
                                                      Capital         Stage        Compensation        Total
                                                  -------------------------------------------------------------
Balance at December 31, 1997 (brought forward)     $ 54,518,671    $(30,438,348)   $   (327,796)   $ 23,846,194
Shares issued pursuant to employee stock
   purchase plan and exercise of stock options          237,648            --           (35,425)        204,336
Shares issued pursuant to exercise of warrants,
   net of 6,201 redeemed                                    (27)           --              --              --
Amortization of deferred compensation                      --              --            93,191          93,191
Deferred compensation adjustment for
   cancellation of stock options                       (139,571)           --           139,571            --
Net loss for the year                                      --       (11,085,905)           --       (11,085,905)
                                                  -------------------------------------------------------------
Balance at December 31, 1998                         54,616,721     (41,524,253)       (130,459)     13,057,816
Shares issued pursuant to employee stock
   purchase plan and exercise of stock options           79,187            --              --            79,907
Shares issued in lieu of employee compensation           94,134            --              --            94,893
Value of options to purchase common stock issued
   for consulting services                                4,920            --            (4,920)           --
Amortization of deferred compensation                      --              --            49,690          49,690
Deferred compensation adjustment for
   cancellation of stock options                         (8,635)           --             8,635            --
Net loss for the year                                      --        (7,844,378)           --        (7,844,378)
                                               ----------------------------------------------------------------
Balance at December 31, 1999                       $ 54,786,327    $(49,368,631)   $    (77,054)   $  5,437,928
                                               ================================================================

See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                     Period from
                                                                                                    April 3, 1990
                                                               Year ended December 31               (Inception) to
                                                   ---------------------------------------------     December 31,
                                                        1999            1998            1997            1999
                                                   --------------------------------------------------------------
Operating activities:
   Net loss                                        $ (7,844,378)   $(11,085,905)   $(11,564,391)   $(49,368,631)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation                                   1,056,723       1,072,299         824,348       3,809,238
       Deferred compensation amortization                49,690          93,191         294,484       1,140,410
       Amortization of loan commitment fee                 --              --            77,463         250,074
       Impairment of fixed assets                       384,160            --              --           384,160
       (Gain) loss on sale of equipment and
         deposit write-off                               (1,029)           --            27,436          94,616
       Value of options, warrants and stock
         related to debt financing, lease
         guarantee, extension of options,
         compensation and consulting services            94,893            --           116,334         466,029
       Changes in operating assets and
         liabilities:
         Receivables                                   (181,669)           --            84,425        (210,498)
         Prepaid expenses and other assets               64,778         462,532          (7,213)        297,303
         Accounts payable and accrued expenses         (501,708)       (370,970)        148,203         511,873
                                                   --------------------------------------------------------------
Net cash used in operating activities                (6,878,540)     (9,828,853)     (9,998,911)    (42,625,426)
                                                   --------------------------------------------------------------

Investing activities:
   Purchase of furniture and equipment                  (78,169)     (1,075,312)     (4,756,243)     (8,948,196)
   Proceeds from sale of furniture and
     equipment                                           51,385           1,111           3,750          99,325
                                                   --------------------------------------------------------------
   Net cash used in investing activities                (26,784)     (1,074,201)     (4,752,493)     (8,848,871)
                                                   --------------------------------------------------------------

Financing activities:
   Proceeds from sale of Convertible Preferred
     Stock                                                 --              --              --        22,789,732
   Proceeds from bridge loan debt                          --              --              --         2,900,000
   Proceeds from borrowings under loan agreement
                                                           --         1,138,293       2,995,879       5,486,446
   Payments on long-term debt                        (1,251,247)       (885,002)       (383,533)     (2,667,112)
   Payments on capital lease obligations               (145,761)       (155,635)       (142,771)       (679,887)
   Proceeds from sale of Common Stock                    79,907         204,336         178,978      26,598,388
                                                   --------------------------------------------------------------
   Net cash (used in) provided by financing
     activities                                      (1,317,101)        301,992       2,648,553      54,427,567
                                                   --------------------------------------------------------------

   (Decrease) increase in cash and cash
     equivalents                                     (8,222,425)    (10,601,062)    (12,102,851)      2,953,270
   Cash and cash equivalents at beginning of
     period                                          11,175,695      21,776,757      33,879,608            --
                                                   --------------------------------------------------------------
   Cash and cash equivalents at end of period      $  2,953,270    $ 11,175,695    $ 21,776,757    $  2,953,270
                                                   ==============================================================

                               Integ Incorporated
                          (A Development Stage Company)

                      Statements of Cash Flows (continued)

                                                                                      Period from
                                                                                     April 3, 1990
                                                      Year ended December 31         (Inception) to
                                                  ---------------------------------   December 31,
                                                    1999        1998        1997          1999
                                                  --------------------------------- --------------
Supplemental disclosure of cash flow
 information
Fixed assets capitalized under capital
   lease and loan agreements                      $   --      $   --      $ 11,182    $   141,442

The Company converted $2,900,000 of debt
   into Series E Convertible Preferred Stock.     $   --      $   --      $    --     $ 2,900,000


See accompanying notes.

                               Integ Incorporated
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999


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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1999 and 1998, the Company's cost of investments in marketable securities and government securities, respectively, approximated market value, with no resulting unrealized gains and losses recognized. The cash equivalents are considered available-for-sale.

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

Reclassifications

Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

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

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. Capital and Operating Leases

The Company leases its office facility and certain office equipment under operating leases. Rent expense of $400,958, $377,485 and $432,686 was recorded for noncancelable operating leases and sub-leases for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease commitments for operating leases with remaining terms in excess of one year, excluding executory costs such as real estate taxes, insurance and maintenance expense, are payable as follows:

   Year ending December 31:
     2000                                   $301,865
     2001                                      2,694
     2002                                      1,347
                                        --------------
                                            $305,906
                                        ==============

The Company leases certain furniture and laboratory and office equipment under other leases which are accounted for as capital leases for financial statement purposes. The cost of furniture and equipment in the accompanying balance sheets includes the following amounts under capital leases:

                                                  December 31
                                             1999             1998
                                        ------------------------------

   Cost                                    $665,499        $ 665,499
   Less accumulated amortization           (660,432)        (575,436)
                                        ------------------------------
                                         $    5,067        $  90,063
                                        ==============================

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. Capital and Operating Leases (continued)

Future minimum lease payments required under capital leases together with the present value of the net future minimum lease payments at December 31, 1999 are as follows:

   Year ending December 31:
     2000                                                  $ 14,178
                                                          ----------
   Total minimum lease payments                              14,178
   Less amount representing interest                              -
                                                          ----------
   Present value of net minimum payments                     14,178
   Less current portion                                     (14,178)
                                                          ----------
   Capital lease obligations, net of current portion       $      -
                                                          ==========

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. Long-Term Debt

During 1996, the Company entered into an equipment loan agreement which provided for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four-year period. The obligation of the lender to make additional loans expired December 31, 1998. The Company borrowed $-0- and $1,138,293 in 1999 and 1998, respectively, under this agreement.

                                                                                    December 31
                                                                                1999            1998
                                                                          ---------------------------------
   10.65% note payable for equipment loan, due in monthly installments
     of $26,495 through February 2000, and $138,962 due April 2000           $   164,051     $   430,881

   10.65% note payable for equipment loan, due in monthly installments
     of $12,082 through November 2000, and $63,879 due January 2001              168,001         268,585

   10.65% note payable for equipment loan, due in monthly installments
     of $49,636 through February 2001, and $262,439 due April 2001               793,497       1,196,551

   10.90% note payable for equipment loan, due in monthly installments
     of $35,507 through August 2001, and $186,943 due October 2001               714,700         974,044

   10.20% note payable for equipment loan, due in monthly installments of
     $21,510 through January 2002, $35,507 due February 2002, and
     $113,248 due April 2002                                                     527,597         670,756

   10.15% note payable for equipment loan, due in monthly installments
     of $11,443 through May 2002, and $60,976.71 due July 2002                   304,172         382,448
                                                                          ---------------------------------
                                                                               2,672,018       3,923,265
   Less current portion                                                       (1,398,098)     (1,251,247)
                                                                          ---------------------------------
   Long-term debt, net of current portion                                     $1,273,920      $2,672,018
                                                                          =================================

Aggregate maturities of long-term are as follows:

   2000                                         $1,398,098
   2001                                          1,025,633
   2002                                            248,287
                                               ------------
                                                $2,672,018
                                               ============

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5. License and Development Agreement

On April 2, 1999, the Company entered into a License and Development Agreement ("License Agreement") with Amira Medical ("Amira"). Under the License Agreement, the companies have formed a strategic alliance to jointly develop a new generation of home glucose monitoring tests utilizing interstitial fluid ("ISF"). Products to be developed will combine the Company's ISF collection technology with Amira's glucose measurement technologies. Both the Company and Amira will contribute resources to the development of the product, which will be manufactured by the Company and commercialized by Amira. As part of each party's contribution to the development process, each party shall independently bear the costs and contribute the resources necessary for the development activities for which each party is responsible. In the event Integ exhausts its resources, Amira will lend Integ minimum funding required to retain listing on one of NASDAQ's markets. Any such loan will be unsecured. (See Note 12 for further developments related to this agreement.)

In connection with the License Agreement, the Company and Amira entered into an Option Agreement dated as of April 2, 1999, pursuant to which Amira granted to the Company, an option, exercisable at a future date, to merge under certain circumstances with a wholly-owned, newly formed subsidiary of Amira for a total consideration of 2 million shares of Amira common stock and $20 million cash, subject to certain conditions. The Option Agreement was entered into as a condition and inducement to the Company's and Amira's willingness to enter into the License Agreement.

6. Redeemable Convertible Preferred Stock and Preferred Stock

Series A, B, C, D and E Convertible Preferred Shares issued in 1995 were automatically converted three shares of preferred into two shares of common stock upon the closing of the public offering of the Company's securities on July 1, 1996.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. Reverse Stock Split

On April 24, 1996, the Board of Directors approved a reverse stock split of 2-for-3 for the Company's common stock. Accordingly, all share, per share, weighted average share, and stock option information was restated to reflect the split. The reverse stock split impacted the conversion prices of the preferred stock and the numbers of shares of common stock into which the preferred stock would convert but had no effect upon the numbers of preferred stock warrants and shares of preferred stock issued and outstanding. Accordingly, all preferred stock and preferred stock price amounts have not been adjusted for the reverse stock split.

8. Stock Options and Warrants

Stock Options and Restricted Stock Grant

The Company has 1990, 1991 and 1994 stock option plans which provide for the issuance of incentive and nonqualified stock options and restricted stock grants to employees and consultants. Under the plans, the exercise price of options granted is determined by the Company's Board of Directors, but incentive stock options must be granted at exercise prices greater than or equal to the fair market value of the Company's stock as of the grant date. A total of 3,213,333 shares of the Company's common stock have been reserved for issuance under all three plans as of December 31, 1999.

During 1998, the Company repriced all outstanding employee options and those held by consultants who were actively engaged in consulting activities as of September 22, 1998 to an exercise price of $.81 per share. The Company valued the repricing of the consultant options at $35,425 and is recognizing the expense over the vesting period of the options.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Stock Options and Warrants (continued)

Options outstanding were granted as follows:

                                         Shares             Plan           Non-Plan      Weighted Average
                                        Available         Options           Options          Exercise
                                        for Grant       Outstanding       Outstanding     Price Per Share
                                    ------------------------------------------------------------------------
   Balance at December 31, 1996            863,556        1,159,778           42,993          $4.66
     Granted at market price              (618,625)         618,625                -           6.26
     Exercised                                   -          (47,953)               -           0.84
     Canceled                               15,483          (15,483)               -           3.01
                                    -----------------------------------------------------
   Balance at December 31, 1997            260,414        1,714,967           42,993           5.34
     Shares reserved                     1,000,000                -                -             -
     Granted at market price              (922,012)         922,012                -           1.54
     Exercised                                   -         (166,923)               -           0.98
     Canceled                              922,504         (922,504)               -           5.93
                                    -----------------------------------------------------
   Balance at December 31, 1998          1,260,906        1,547,552           42,993           3.06
     Granted at market price              (677,240)         677,240                -           1.71
     Exercised                                   -          (89,330)               -           0.13
     Canceled                              112,224         (112,224)               -           2.20
                                    -----------------------------------------------------
   Balance at December 31, 1999            695,890        2,023,238           42,993          $2.89
                                    =====================================================

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Stock Options and Warrants (continued)

The following table summarizes information about the stock options outstanding at December 31, 1999:

                                    Options Outstanding                            Options Exercisable
                    -----------------------------------------------------  ------------------------------------
                                           Weighted
                                           Average
                                          Remaining          Weighted                              Weighted
      Range of             Number        Contractual         Average               Number          Average
  Exercise Prices       Outstanding         Life         Exercise Price         Exercisable      Exercise Price
-------------------------------------------------------------------------  ------------------------------------
 $  0.00 - $  2.99       1,606,649       7.89 years          $1.30                619,922           $ .92
    3.00 -    8.99         140,750       3.72 years           5.42                119,707            5.36
    9.00 -   11.00         318,832       3.50 years           9.77                280,749            9.78
                    -------------------                                    --------------------
                         2,066,231       6.90 years          $2.89              1,020,378           $3.88
                    ===================                                    ====================

During 1991 and 1993, the Company granted options outside the plans to purchase 42,993 shares of the Company's common stock at $.83 per share to Medical Innovation Fund ("MIF"), a significant shareholder of the Company (see Note 11).

Options outstanding expire at various dates during the period from October 2000 through December 2009. The number of options exercisable as of December 31, 1999, 1998 and 1997 was 1,020,378, 703,093 and 710,982, respectively, at weighted average prices of $3.88, $3.00 and $3.92 per share, respectively.

The weighted average grant date fair value of options granted at market prices during the years ended December 31, 1999, 1998 and 1997 was $1.93, $1.43 and $4.92 per share, respectively. The weighted average grant date fair value of options granted below market prices during the years ended December 31, 1995 and 1996 was $4.01 and $6.93 per share, respectively.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Stock Options and Warrants (continued)

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk free interest rates of 5.60%, 5.31% and 6.33%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock of .560, 1.047 and .656, respectively; and a weighted-average life of the option of 10 years.

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

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Stock Options and Warrants (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                       1999           1998             1997
                                   ---------------------------------------------

   Pro forma net loss              $(8,530,183)   $(12,151,311)   $(13,535,200)
   Pro forma net loss per common
     share-basic and diluted          $(.88)         $(1.28)         $(1.45)

The pro forma effect on net loss for 1997, 1998 and 1999 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

During 1995 and 1996, options were granted to purchase a total of 433,710 shares of the Company's common stock at exercise prices below the current market price. The Company recognized $960,208 and $56,329 during the years ended 1995 and 1996, respectively, as deferred compensation for the excess of the deemed value of the underlying common stock over the aggregate exercise price of such options. The deferred compensation is amortized ratably over the vesting period of the options. For the years ended 1996, 1997 and 1998, $477,076, $314,096 and $225,365, respectively, was expensed.

During 1996, the Company granted 30,000 options to certain advisors of the Company. In accordance with FASB 123, the Company recognized $179,600 as deferred compensation. The deferred compensation is amortized ratably over the vesting period of the options. In 1996, 1997 and 1998, $65,279, $87,835 and $26,486 was charged to expense, respectively.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Stock Options and Warrants (continued)

Unamortized deferred compensation at December 31, 1999 is related to the other options granted for services and is expected to be charged to operations as follows:

   2000                                             $23,071
   2001                                              15,220
   2002                                              12,840
   2003                                               9,193
   2004                                               9,193
   Thereafter                                         7,537
                                                  ----------
                                                    $77,054
                                                  ==========

Warrants

In connection with the sale of Series C Convertible Preferred Stock during 1992 and 1993, the Company issued warrants to the holders for the purchase of 46,665 shares (including warrants for 13,333 shares issued to MIF (see Note 11), and warrants for 17,778 shares issued to Artesian Capital Limited Partnership) of its common stock exercisable immediately at a price of $3.75 per share. These MIF and Artesian Capital Limited Partnership warrants were exercised in 1997, and 8,888 of the remaining warrants were exercised and 6,666 expired at various dates during the period from January 1998 through May 1998. During May 1994, the Company issued warrants which expired during May 1999 to a consultant/stockholder for the purchase of 6,666 shares of common stock exercisable immediately at a price of $4.13 per share. The value of these warrants was determined to be $24,000, based on the value of the services received, and was expensed. In addition, during March and December of 1994 and June 1995, the Company issued warrants for the purchase of 159,042 shares of Series D Convertible Preferred Stock (convertible into 106,027 shares of common stock at $4.13 per share) to MIF II, exercisable immediately at $2.75 per share (see Note 11). Warrants for the purchase of 27,273 shares expired during February 1999, warrants for the purchase of 108,085 shares expire during December 2004, and warrants for the purchase of 23,684 shares expire during June 2005.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. Stock Options and Warrants (continued)

In connection with the bridge loan arrangement during January 1995, the Company issued warrants to investors for the purchase of 429,630 shares of Series E Convertible Preferred Stock, Class 2, at $3.375 per share (convertible into 286,414 shares of common stock at $5.06 per share). These warrants expire in January 2005. The value of these warrants was determined to be $179,800 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the notes and was expensed as additional interest expense during 1995.

In consideration of the equipment loan agreement discussed in Note 4, the Company has agreed to issue warrants for the purchase of common stock equal to 8.8% of the total dollar value of the credit line available under the agreement. The value of these warrants was determined to be $874,416 and was expensed over the term of the loan agreement. Each warrant is exercisable initially at $6.00 per share or, subsequent to any equity financing, at 80% of the per share price of each subsequent financing, if such occurs. Warrants for the purchase of 18,318, 34,689 and 94,390 shares of common stock were issued in 1996, 1997 and 1998, respectively. The weighted average exercise price of these warrants was $7.45. These warrants expire in December 2003.

9. Employee Stock Purchase Plan

The 1997 Employee Stock Purchase Plan (the Purchase Plan), as approved by the shareholders on June 4, 1997, is a qualified plan pursuant to Internal Revenue Code Section 423. The Purchase Plan allows eligible employees an opportunity to purchase an aggregate of 300,000 shares of the Company's common stock through a series of annual offerings for each calendar year (except for the initial purchase period of the Purchase Plan which was for a six month period beginning July 1, 1997). Payroll deductions between 1% and 10% of an employee's eligible compensation may be used to purchase stock at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock at the beginning or end of each purchase period. Under terms of the Purchase Plan, no participant may acquire more than 10,000 shares of the Company's common stock or more than $10,000 in aggregate fair market value of common stock (as determined at the beginning of each purchase period) during any purchase period. Common shares sold to employees under the Purchase Plan in 1998 and 1999 totaled 44,428 and 58,590, respectively.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


10. Income Taxes

The Company has incurred net operating losses since inception. As of December 31, 1999, the Company had net operating losses (NOL) and research and development tax credit carryforwards of approximately $17,203,000 and $1,079,000, respectively, available to offset its future income tax liability. The NOL and tax credit carryforwards begin to expire in the year 2005. No benefit has been recorded for such loss carryforwards, and utilization in future years may be limited, if significant ownership changes have occurred.

Components of deferred tax assets at December 31 are as follows:

                                                          December 31
                                                     1999              1998
                                               --------------------------------

   Net operating loss and credit carryforward   $  7,444,000      $  6,530,000
   Start-up costs                                 11,284,000         9,025,000
   Valuation allowance                           (18,728,000)      (15,555,000)
                                               --------------------------------
   Net deferred tax assets                      $       --        $        --
                                               ================================

11. Related Party Transactions

Laboratory and office furniture and equipment used by the Company with an original cost of approximately $801,000 as of December 31, 1998 and 1999 are leased under sublease arrangements with FIM, Inc. and FIM II, Inc., both entities related to the Company through MIF and MIF II, which are significant shareholders of the Company. These leases are accounted for as capital leases for financial statement purposes. In addition, MIF and MIF II have guaranteed future lease payments, of which approximately $12,760 is payable as of December 31, 1999. In consideration of such guarantee by MIF, the Company issued nonqualified options to MIF for the purchase of 42,993 shares of common stock exercisable immediately at a price of $.83 per share. Options for 30,523 shares expire during May 2001 and options for 12,470 shares expire during April 2003. The value of these options was determined to be $20,878 based on the difference between the stated interest rate and the Company's estimated effective

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


11. Related Party Transactions (continued)

borrowing rate for the term of the lease and was fully amortized by December 31, 1998. In consideration of such guarantee by MIF II, the Company issued warrants to MIF II for the purchase of 131,769 shares of Series D Convertible Preferred Stock exercisable immediately at a price of $2.75 per share which are convertible into 87,845 shares of common stock at $4.13 per share. These warrants expire during the period from December 2004 through June 2005. The value of these warrants was determined to be $83,962 based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the term of the lease. Approximately $15,304, $18,267 and $22,689 was charged to interest expense during the years ended December 31, 1999, 1998 and 1997, respectively, and the remainder will be amortized over the term of the lease.

In consideration of the bridge loan arrangement during January 1995 discussed in
Note 8, the Company issued to MIF II warrants for the purchase of 222,222 shares of Series E Convertible Preferred Stock, Class 2, exercisable immediately at a price of $3.375 per share and convertible into 148,148 shares of common stock at $5.06 per share. The value of these warrants was determined to be $93,000 of the $179,800 total discussed in Note 8. These warrants expire during January 2005.

From inception through December 31, 1995, the Company made payments under consulting agreements with two directors, one of which is a limited partner of MIF's general partner, and one shareholder. In 1995, the total expense under these agreements was $129,000. In 1997, 1998 and 1999, the Company made payments under a consulting agreement with a director who is a limited partner of MIF's general partner totaling $81,000 per year.

Beginning in September 1999, the Company subleased office space and provided certain administrative services to a company whose principals include several directors and shareholders. Total sublease rental received in 1999 was approximately $66,000.

                               Integ Incorporated
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


12. Subsequent Event

On February 16, 2000, the Company and Amira entered into a preferred stock purchase agreement which is intended to provide funding to Integ at its current operational level for the continued development of the LifeGuide System through 2000. Under the agreement, Amira will provide Integ with up to $5,600,000 in funding through the purchase of Integ Series B Preferred Stock. Should the Company exercise its option to merge with Amira in the future, the Series B Preferred Stock will not participate in the merger considerations. As part of the agreement, the Company will hold $1,500,000 of its existing cash in reserve.

                               Integ Incorporated

                                Index of Exhibits
                                -----------------

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1999


Exhibit                                                                         Page
Number                     Description                                         Number
------                     -----------                                         ------
  23        Consent of Ernst & Young LLP                                 Filed Electronically

  24        Powers of Attorney                                           Filed Electronically

  27        Financial Data Schedules                                     Filed Electronically

  99.1      Cautionary Statement for Purposes of the "Safe Harbor"       Filed Electronically
            Provisions of the Private Securities Litigation Reform
            Act of 1995
