Form 10-Q
period 2000-03-31
INTEG INCORP
filed 2000-05-12
CIK 920645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
        ________________


                         Commission file number: 0-28420


                               Integ Incorporated
                               ------------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                    41-167017
    ------------------------                ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

       2800 Patton Road, St. Paul, MN                    55113
   ---------------------------------------               -----
   (Address of principal executive offices)            (Zip Code)


                        Telephone Number: (651) 639-8816
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes   X      No
                                                 -----       -----

As of May 3, 2000, the registrant had 9,834,078 shares of $.01 par value common stock issued and outstanding.

================================================================================

                               INTEG INCORPORATED

                                      INDEX
                                      -----

PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----

  Item 1.  Financial Statements


           Balance Sheets as of March 31, 2000 and
           December 31, 1999                                                 3

           Statements of Operations for the three months ended
           March 31, 2000 and 1999 and for the period from
           April 3, 1990 (inception) through March 31, 2000                  4

           Statements of Cash Flows for the three months ended March 31,
           2000 and 1999 and for the period from
           April 3, 1990 (inception) through March 31, 2000                  5

           Notes to Financial Statements                                     6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     7

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       11


PART II.   OTHER INFORMATION

   Item 2. Changes in Securities (Use of proceeds from public offering)     11

   Item 6. Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                  13

                               Integ Incorporated
                         (A Development Stage Company)
                                 Balance Sheets

                                                                         March 31           December 31
                                                                           2000                  1999
                                                                     -----------------      ----------------
                                                                       (unaudited)
Assets
------
Current assets:
   Cash and cash equivalents                                       $        1,585,167     $       2,953,270
   Prepaid expenses                                                            94,393                82,755
   Accounts receivable - related party                                        181,662               181,669
                                                                     -----------------      ----------------
Total current assets                                                        1,861,222             3,217,694
                                                                     -----------------      ----------------

Furniture and equipment                                                     8,445,737             8,498,173
Less accumulated depreciation                                              (3,244,159)           (3,088,449)
                                                                     -----------------      ----------------
                                                                            5,201,578             5,409,724

Other assets                                                                    4,753                 8,579
                                                                     -----------------      ----------------

Total assets                                                       $        7,067,553     $       8,635,997
                                                                     =================      ================

Liabilities and shareholders' equity
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                           $          506,164     $         511,873
   Current portion of capital lease obligations                                 6,734                14,178
   Current portion of long-term debt                                        1,426,818             1,398,098
                                                                     -----------------      ----------------
Total current liabilities                                                   1,939,716             1,924,149
                                                                     -----------------      ----------------

Long-term liabilities:
  Capital lease obligations, less current maturities                                -                     -
  Long-term debt, less current maturities                                     803,966             1,273,920
                                                                     -----------------      ----------------
Total long-term liabilities                                                   803,966             1,273,920
                                                                     -----------------      ----------------


Shareholders' equity:
   Common stock                                                                98,591                97,286
   Additional paid-in capital                                              55,000,990            54,786,327
   Deficit accumulated during the development stage                       (50,709,243)          (49,368,631)
                                                                     -----------------      ----------------
                                                                            4,390,338             5,514,982
   Deferred compensation                                                      (66,467)              (77,054)
                                                                     -----------------      ----------------
Total shareholders' equity                                                  4,323,871             5,437,928
                                                                     -----------------      ----------------

Total liabilities and shareholders' equity                         $        7,067,553     $       8,635,997
                                                                     =================      ================

                               Integ Incorporated
                         (A Development Stage Company)
                             Statement of Operations
                                  (unaudited)

                                                                                                           Period from
                                                                    Three Months Ended                    April 3, 1990
                                                                         March 31                          (Inception)
                                                            -----------------------------------              March 31,
                                                                2000                 1999                      2000
                                                            --------------      ---------------          ----------------
Operating expenses:
   Research and development                                 $     433,914       $      792,333           $    24,312,823
   Manufacturing development                                      414,880              589,850                 9,463,677
   General and administrative                                     414,006              548,810                18,313,263
                                                            --------------      ---------------          -----------------

Operating loss                                                 (1,262,800)          (1,930,993)              (52,089,763)
                                                            --------------      ---------------          -----------------

Other income (expense):
   Interest income                                                 33,358              126,586                 4,804,362
   Interest expense                                              (122,883)            (195,013)               (3,306,816)
   Other                                                           11,713                   81                  (117,026)
                                                            --------------      ---------------          -----------------
                                                                  (77,812)             (68,345)                1,380,520
                                                            --------------      ---------------          -----------------

Net loss for the period and deficit accumulated during
  the development stage                                     $  (1,340,612)      $   (1,999,338)          $   (50,709,243)
                                                            ==============      ===============          =================


Net loss per share:
    Basic and diluted                                       $       (0.14)      $        (0.21)          $       (13.55)
                                                            ==============      ===============          ================

Weighted average number of common shares outstanding:
    Basic and diluted                                           9,763,128            9,616,974                 3,742,507
                                                            ==============      ===============          ================

                               Integ Incorporated
                         (A Development Stage Company)
                            Statement of Cash Flows

                                                                                                               Period from
                                                                        Three Months Ended                    April 3, 1990
                                                                             March 31                          (Inception) to
                                                                ----------------------------------------         March 31
                                                                    2000                    1999                   2000
                                                                ----------------------------------------   ---------------------
OPERATING ACTIVITIES:
    Net loss                                                    $    (1,340,612)     $       (1,999,338)          $ (50,709,243)
    Adjustments to reconcile net loss to cash
       used in operating activities:
    Depreciation                                                        193,220                 274,265               4,002,458
    Deferred compensation amortization                                   10,587                  10,587               1,150,997
    Amortization of loan commitment fee                                       -                       -                 250,074
    Impairment of fixed assets                                                                                          384,160
    (Gain)loss on sale of equipment and deposit
       write-off                                                         (5,874)                      -                  88,742
    Value of options and warrants related to debt
       financing, lease guarantee, extension of
       options, compensation and consulting services                    101,563                  94,893                 567,592
    Changes in operating assets and liabilities:
       Receivables                                                            7                       -                (210,491)
       Prepaid expenses and other assets                                 (7,811)                 27,298                 289,492
       Accounts payable and accrued expenses                             (6,472)               (160,774)                505,401
                                                                ----------------     -------------------   ---------------------
Net cash used in operating activities                                (1,055,392)             (1,753,069)            (43,680,818)
                                                                ----------------     -------------------   ---------------------

INVESTING ACTIVITIES:
    Purchase of furniture and equipment                                       -                  (5,325)             (8,948,196)
    Proceeds from sale of furniture and equipment                        21,562                       -                 120,887
                                                                ----------------     -------------------   ---------------------
Net cash used in investing activities                                    21,562                  (5,325)             (8,827,309)
                                                                ----------------     -------------------   ---------------------


FINANCING ACTIVITIES:
    Proceeds from sale of Convertible
       Preferred Stock                                                        -                       -              22,789,732
    Proceeds from bridge loan debt                                            -                       -               2,900,000
    Proceeds from borrowings under loan
       agreement                                                              -                       -               5,486,446
    Payments on long-term debt                                         (441,234)                (41,295)             (3,108,346)
    Payments on capital lease obligations                                (7,446)               (289,780)               (687,333)
    Proceeds from sale of common stock                                  114,407                       -              26,712,795

                                                                ----------------     -------------------   ---------------------
Cash provided (used) by financing activities                           (334,273)               (331,075)             54,093,294
                                                                ----------------     -------------------   ---------------------

Increase (decrease) in cash and cash equivalents                     (1,368,103)             (2,089,469)              1,585,167

Cash and cash equivalents at beginning of period                      2,953,270              11,175,695                       -
                                                                ----------------     -------------------   ---------------------
Cash and cash equivalents at end of period                      $     1,585,167      $        9,086,226           $   1,585,167
                                                                ================     ===================   =====================


                               INTEG INCORPORATED
                          (A Development Stage Company)
                          Notes To Financial Statements
                                   (unaudited)

(1)  Basis of Presentation

The accompanying financial statements, which are unaudited except for the balance sheet as of December 31, 1999, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

Item 2.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the strategic alliance and LifeGuide(TM) System, uncertainty of market acceptance; risks associated with the Company's history of operating losses, accumulated deficit, expectation of future losses, risks; dependence on continued funding from Amira Medical; risks associated with the corporate alliance; risks associated with limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances or approvals; heightened competition; risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on suppliers; risks associated with the Company's dependence on patents and proprietary technology, risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with product liability and limited insurance coverage.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. Such forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99.1 to the 1999 Annual Report on Form 10-K.

General

     From inception through March 31, 2000, the Integ Incorporated (the "Company ") has incurred losses totaling $50.7 million, consisting of $24.3 million of research and development expenses, $9.5 million of manufacturing development expenses, $16.9 million of general and administrative and other expenses, net of interest income. The Company's activities have consisted primarily of research and product development, product design, development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

     The Company announced in April 1999 that it had formed an alliance with Amira Medical to jointly develop a new generation of home glucose monitoring tests utilizing interstitial fluid ("ISF"). Under the alliance, products to be developed will combine Integ's ISF collection technology with Amira's glucose measurement technologies. Both companies will contribute resources to the products' development, which will be manufactured by the Company and commercialized by Amira. Under the terms of the strategic alliance, the Company is responsible for the development of a method to sample ISF using the Company's proprietary sampling technology, designing and manufacturing development of a means to integrate the Company's sampling technology with Amira's test strip technology, and manufacture of a packaged and sterile LifeGuide Key, including the Company's ISF sampling technology incorporating Amira's test strip. Under the strategic alliance, Amira is responsible for development and calibration of a sterilizable test strip, test strip manufacturing and scale-up and bulk shipping system development, defining test strip environmental and packaging requirements inputs for the LifeGuide Key; development of meter electronics, optics, calibration and software; management of ongoing meter contract manufacturing; filing and holding title to all regulatory submissions in its name in connection with the strategic alliance; labeling and packaging the LifeGuide System for final sale and marketing, sales, distribution and customer service of the LifeGuide System.

     As part of the strategic alliance agreement, the Company will have the option at a future date, to merge with a subsidiary of Amira, subject to certain conditions. Total consideration payable to the Company`s shareholders, optionholders, and warrantholders in connection with any merger with Amira is $20,000,000 in cash and 2,000,000 shares of common stock of Amira, subject to reduction in certain circumstances. The complete terms of the agreement are available as an exhibit to the Integ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 1999.

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

     In January 2000, the Company established a budget for the year 2000 in support of the joint development plan, which took into account the contributions that Amira is making toward completion of LifeGuide product development. On February 15, 2000, the Company entered into a preferred stock agreement with Amira which is intended to provide up to $5.6 million in funding to Integ for the continued development of the LifeGuide System through the year 2000. Commencing in April 2000, the Company will be dependent upon sales of stock to Amira to meet its operating expenses

     The Company is developing the LifeGuide System, a next generation hand-held glucose monitoring product for use by people with diabetes. Utilizing the Company's proprietary ISF sampling technology, the LifeGuide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain and mess associated with lancing their fingers to obtain a blood sample. The Company believes that the proposed LifeGuide System represents a significant technological advance in glucose monitoring and will enable people with diabetes to manage their disease more effectively and conveniently

     Integ, a Minnesota corporation, was incorporated in April 1990.


     The Company's future success is dependent upon the successful development of the LifeGuide System, the development of which is ongoing and the complete efficacy of which has not yet been demonstrated, and upon its ability to exercise its option to merge with Amira. The Company is currently focused on the research and development activities necessary to complete development of the LifeGuide System and assess product performance.

Results of Operations

Comparison of the Three Months Ended March 31, 2000 and 1999

General: The Company's net loss totaled $1.3 million for the period March 31, 2000 as compared to $2.0 million for the same period in 1999. The company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased to $434,000 during the three months ended March 31, 2000 from $792,000 during the same period in 1999. This decrease was primarily attributable to decreased staffing costs ($101,000), the allocation of certain expenses to Amira ($113,000), decreased consulting expenses ($158,000), contract fees ($31,000) and depreciation expense ($25,000). These decreases were partially offset by an increase patent legal expense ($42,000) and expenses related to internal diabetic studies ($28,000).

Manufacturing development expenses: Manufacturing development expenses decreased to $415,000 during the three months March 31, 2000 from $590,000 during the same period in 1999. The decrease in manufacturing development expenses is primarily attributable to decreased staffing costs ($132,000) and the allocation of certain expenses to Amira ($137,000). These decreases were partially offset by increased prototype expenses ($44,000) as well as an increase in contract fees ($50,000).

General and administrative expenses (In accordance with the terms of the strategic alliance with Amira, the Company no longer incurs expenses categorized previously as clinical and regulatory and sales and marketing. For presentation purposes, these expenses have been reclassified as general and administrative.)

General and administrative expenses decreased to $414,000 during the three months ended March 31, 2000 from $549,000 during the same period in 1999. The decrease is primarily attributable to allocated facility expenses to sub-lease tenant and Amira ($69,000), decreased depreciation expense ($59,000), director and officer liability insurance expense ($34,000), recruiting expense ($17,000) and other expenses of ($29,000). The decrease was partially offset by increased staffing costs ($73,000).

Interest income: Interest income decreased to $33,000 during the three month period ended March 31, 2000 from $127,000 during the same period in 1999. The decrease resulted from lower average balances of cash and cash equivalents.

Interest expense: Interest expense decreased to $123,000 during the three month period ended March 31, 2000 from $195,000 during the same period in 1999. The decrease in interest expense is attributable to payments made on long-term debt and capital leases. On March 31, 2000 the Company's long term liabilities, including current portions, were $2,238,000 as compared to $3,752,000 on March 31, 1999.

Other Income: Other income increased to $12,000 for the three months ended March 31, 2000 from $0 for the same period in 1999. The increase is primarily attributable to gains from the sale of equipment.

Liquidity and Capital Resources

     The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $52 million and proceeds from borrowings under an equipment loan agreement totaling $5.5 million. As of March 31, 2000 the Company had cash and cash equivalents of $1.6 million and working capital of $(100,000).

     The equipment loan agreement contains covenants that place restrictions on sales of assets, transactions with affiliates, creation of additional debt, and other customary covenants. Borrowings under the equipment loan agreement are collateralized by a large part of the Company's assets.

     On February 15, 2000, the Company entered into a preferred stock agreement with Amira which is intended to provide up to $5.6 million in funding to Integ for the continued development of the LifeGuide System through the year 2000. Sales of preferred stock to Amira only occur after the Company's cash balance has declined to $1.5 million and the Company will then only sell preferred stock to Amira from time to time in amounts sufficient for it to meet its expenses incurred in connection with the Company's 2000 budget. Commencing in April 2000, the Company will be dependent upon sales of stock to Amira to meet its operating expenses.

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

     The Company's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System meets the required performance specifications, the ability of the Company to successfully maintain its strategic alliance with Amira, the ability and desire of Amira to provide additional funding, the extent to which the Company's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, and the results of clinical trials and competition. See Exhibit 99.1 to Form 10-K for the year ended December 31, 1999 for a more detailed description of the factors that may affect the Company's future liquidity and capital requirements.

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


                           Part II. OTHER INFORMATION

Item 2:  Changes in Securities (Use of proceeds from public offering)

The net offering proceeds to the Company from its initial public offering in 1996, after deducting expenses, were approximately $26.1 million. The Company has used the net offering proceeds to the Company for the following purposes in the approximate amounts set forth below:

    Investment in short-term, interest bearing securities;
       primarily investment grade commercial paper                  $ 1,494,000
       and money market funds
    Capital expenditures                                              2,403,000
    Research and development and clinical and regulatory
        preparation                                                  11,009,000
    Manufacturing scale-up and marketing activities                   5,709,000
    Working capital and other general corporate purposes              5,485,000
                                                                    -----------
            Total use of proceeds                                   $26,100,000
                                                                    ===========

Except for officer compensation and relocation payments totaling $1,974,000 in the aggregate, director compensation totaling $309,000 in the aggregate, and consulting fees paid to a director totaling $213,000, none of such payments were paid directly or indirectly to (i) officers or directors of the Company or their affiliates, (ii) persons owning 10% or more of the Company's equity securities or (iii) affiliates of the Company.

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

     3.3 Certificate of Designations for Series B Preferred Stock of the Company, dated February 15, 2000 (Incorporated by reference to exhibit
          3.1 of the Company's Current Report on form 8-K dated February 15,
          2000).

     4.1 Series B Preferred Stock Purchase Agreement, dated February 15, 2000 between the Company and Amira Medical (incorporated by reference to exhibit 4.1 of the Company's Current report on Form 8-K dated February 15, 2000).

     4.2 Amendment No. 1 to Rights Agreement, dated February 15, 2000 between the Company and Norwest Bank Minnesota, National Association (incorporated by Reference to exhibit 4.2 of the Company's Current Report on Form 8-K dated February 15, 2000).

     10.1 Consulting Agreement dated April 3, 2000 by and between the Company and Mark B. Knudson.

     27   Financial Data Schedule.

     (b) A current report on Form 8-K, dated February 15, 2000 was filed during this quarter reporting the Series B Preferred Stock Purchase Agreement between the Company and Amira Medical.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTEG INCORPORATED
                                           (Registrant)

Date: May 12, 2000                     By: /s/ Susan L. Critzer
                                           -------------------------------------
                                               Susan L. Critzer
                                               President and Chief Executive
                                               Officer Acting Chief Financial
                                               Officer (principal executive
                                               officer, principal financial and
                                               accounting officer)

                                  EXHIBIT INDEX


Exhibit
-------
10.1 Consulting Agreement dated April 3, 2000 by and between the Company and Mark B. Knudson.

27.      Financial Data Schedule