Form 10-Q
period 2000-06-30
INTEG INCORP
filed 2000-08-14
CIK 920645

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ___________

                       Commission file number:  0-28420
                                                ---------


                               Integ Incorporated
                               ------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                41-167017
               ---------                                ---------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

          2800 Patton Road, St. Paul, MN                   55113
          ------------------------------                   -----
     (Address of principal executive offices)           (Zip Code)


                        Telephone Number: (651) 639-8816
                        --------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.   Yes  X      No
                                                  ---        ---

As of August 4, 2000, the registrant had 9,859,078 shares of $.01 par value common stock issued and outstanding.


================================================================================

                               INTEG INCORPORATED

                                      INDEX
                                      -----



PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----
 Item 1. Financial Statements


 Balance Sheets as of June 30, 2000 and
 December 31, 1999                                                          3

 Statements of Operations for the three and six
 month periods ended June 30, 2000 and 1999
 and for the period April 3, 1990 (inception) through
 June 30, 2000.                                                             4

 Statements of Cash Flows for the three and six
 month periods ended June 30, 2000 and 1999
 and for the period from April 3, 1990 (inception) through
 June 30, 2000.                                                             5

 Notes to Financial Statements                                              6

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      7

 Item 3. Quantitative and Qualitative Disclosures About Market Risk        12

 Item 4. Submission of Matters to a Vote of Security Holders               12

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14

                               Integ Incorporated
                          (A Development Stage Company)
                                 Balance Sheets

                                                              June 30        December 31
                                                                2000             1999
                                                            -----------     ------------
                                                            (unaudited)
Assets
Current assets:
     Cash and cash equivalents                              $  1,555,831    $  2,953,270
     Prepaid expenses                                            118,020          82,755
     Accounts receivable - related party                            --           181,669
                                                            ------------    ------------
Total current assets                                           1,673,851       3,217,694
                                                            ------------    ------------

Furniture and equipment                                        8,436,585       8,498,173
Less accumulated depreciation                                 (3,411,610)     (3,088,449)
                                                            ------------    ------------
                                                               5,024,975       5,409,724

Other assets                                                       4,641           8,579
                                                            ------------    ------------

Total assets                                                $  6,703,467    $  8,635,997
                                                            ============    ============

Liabilities and shareholders' equity Current liabilities:
     Accounts payable and accrued expenses                  $    246,855    $    511,873
     Notes payable                                                38,625
     Current portion of capital lease obligations                   --            14,178
     Current portion of long-term debt                         1,307,106       1,398,098
                                                            ------------    ------------
Total current liabilities                                      1,592,586       1,924,149
                                                            ------------    ------------

Long-term liabilities:
     Capital lease obligations, less current portion                --              --
     Long-term debt, less current portion                        633,443       1,273,920
                                                            ------------    ------------
Total long-term liabilities                                      633,443       1,273,920
                                                            ------------    ------------

Shareholders' equity:
     Preferred stock                                               8,314
     Common stock                                                 98,591          97,286
     Additional paid-in capital                               56,613,453      54,786,327
     Deficit accumulated during the development stage        (52,187,040)    (49,368,631)
                                                            ------------    ------------
                                                               4,533,318       5,514,982
     Deferred compensation                                       (55,880)        (77,054)
                                                            ------------    ------------
Total shareholders' equity                                     4,477,438       5,437,928
                                                            ------------    ------------

Total liabilities and shareholders' equity                  $  6,703,467    $  8,635,997
                                                            ============    ============

                               Integ Incorporated
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)



                                                                                                  Period from
                                        Three Months Ended             Six Months Ended           April 3, 1990
                                             June 30                         June 30             (Inception) to
                                  ----------------------------    ----------------------------       June 30
                                      2000            1999            2000            1999             2000
                                  ------------    ------------    ------------    ------------    ------------
Operating expenses:
     Research and development     $    415,691    $    586,255    $    849,605    $  1,378,588    $ 24,728,514
     Manufacturing development         527,834         495,732         942,714       1,085,581       9,991,511
     General and administrative        479,209       1,518,097         893,215       2,066,908      18,792,472
                                  ------------    ------------    ------------    ------------    ------------

Operating loss                      (1,422,733)     (2,600,084)     (2,685,534)     (4,531,077)    (53,512,497)
                                  ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                    24,278          95,371          57,636         221,957       4,828,640
     Interest expense                  (96,614)       (180,490)       (219,496)       (375,503)     (3,403,429)
     Other (net)                        17,272            (241)         28,985            (160)        (99,754)
                                  ------------    ------------    ------------    ------------    ------------
                                       (55,064)        (85,360)       (132,875)       (153,705)      1,325,457
                                  ------------    ------------    ------------    ------------    ------------

Net loss for the period and
deficit accumulated during
the development stage             $ (1,477,797)   $ (2,685,444)   $ (2,818,409)   $ (4,684,782)   $(52,187,040)
                                  ============    ============    ============    ============    ============


Net loss per share:
     Basic and diluted            $      (0.15)   $      (0.28)   $      (0.29)   $      (0.49)   $     (13.41)
                                  ============    ============    ============    ============    ============

Weighted average number of
common shares outstanding:
     Basic and diluted               9,859,078       9,657,290       9,811,103       9,637,243       3,891,312
                                  ============    ============    ============    ============    ============

                               Integ Incorporated
                          (A Development Stage Company)
                             Statements of Cashflows
                                   (unaudited)



                                                                                                                      Period from
                                                            Three Months Ended               Six Months Ended        April 3, 1990
                                                                 June 30                         June 30             (Inception) to
                                                       ---------------------------     ----------------------------     June 30
                                                           2000            1999            2000            1999           2000
                                                       ------------    -----------     -----------     ------------    ------------
Operating activities:
     Net loss                                          $ (1,477,797)   $ (2,685,445)   $ (2,818,409)   $ (4,684,783)   $(52,187,040)
     Adjustments to reconcile net loss to cash used
     in operating activities:
        Depreciation                                        178,566         274,264         371,786         548,529       4,181,024
        Deferred compensation amortization                   10,587          10,587          21,174          21,174       1,161,584
        Amortization of loan commitment fee                    --              --              --              --           250,074
        Impairment of fixed assets                            6,936                            6,936                        391,096
        Loss(gain) on sale of equipment and
          deposit write-off                                 (17,159)           (901)        (23,033)           (901)         71,583
        Value of options and warrants and stock
          related to debt financing, lease
          guarantee, extension of options and
          consulting services                                   112           3,826         105,500         102,545         571,529
        Changes in operating assets and liabilities:
          Receivables                                       181,662            --           181,669            --           (28,831)
          Prepaid expenses and other assets                 (23,627)       (104,750)        (35,263)        (81,278)        262,040
          Notes payable                                      38,625                          38,625                          38,625
          Accounts payable and accrued expenses            (259,311)       (188,736)       (265,781)       (349,510)        246,092
                                                       ------------    ------------    ------------    ------------    ------------
            Net cash used in operating activities        (1,361,406)     (2,691,155)     (2,416,796)     (4,444,225)    (45,042,224)
                                                       ------------    ------------    ------------    ------------    ------------

Investing activities:
     Purchase of furniture and equipment                    (11,145)        (10,022)        (11,145)        (15,347)     (8,959,341)
     Proceeds from sale of furniture and equipment           19,405           3,500          40,967           3,500         140,292
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash used in investing activities                 8,260          (6,522)         29,822         (11,847)     (8,819,049)
                                                       ------------    ------------    ------------    ------------    ------------

Financing activities:
     Proceeds from sale of preferred stock                1,620,777            --         1,620,777            --        24,410,509
     Proceeds from bridge loan debt                            --              --              --              --         2,900,000
     Proceeds from borrowings under loan agreement             --              --              --              --         5,486,446
     Payments on long-term debt                            (290,866)       (304,616)       (731,471)       (594,396)     (3,398,581)
     Payments on capital lease obligations                   (6,104)        (42,269)        (14,178)        (83,564)       (694,065)
     Proceeds from sale of Common Stock                        --               962         114,407             962      26,712,795
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash provided by financing activities         1,323,807        (345,923)        989,536        (676,998)     55,417,103
                                                       ------------    ------------    ------------    ------------    ------------

(Decrease) increase in cash and cash equivalents            (29,339)     (3,043,601)     (1,397,439)     (5,133,070)      1,555,831

Cash and cash equivalents at beginning of period          1,585,170       9,086,226       2,953,270      11,175,695            --
                                                       ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period             $  1,555,831    $  6,042,625    $  1,555,831    $  6,042,625    $  1,555,831
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

(2)  Net Loss Per Share

Loss per share is calculated under FASB Statement 128. Basic loss per share is based on the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted loss per share for the company is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

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


(4)  Series B Preferred Stock Purchase Agreement

On February 16, 2000, the Company and Amira Medical entered into a preferred stock purchase agreement which is intended to provide funding to Integ at its current operational level for the continued development of the LifeGuide(TM) System through 2000. Under the agreement, Amira will provide Integ with up to $5.6 million in funding through the purchase of Integ Series B Preferred Stock. Should the Company exercise it's option to merge with Amira in the future, the Series B Preferred Stock will not participate in the merger considerations.

As part of the agreement, the Company will hold $1,500,000 of its existing cash in reserve. As of June 30, 2000, the company has raised $1.6 million through the sale of 831,422 shares of Series B Preferred Stock.

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


General

     From inception through June 30, 2000, the Integ Incorporated (the "Company") has incurred losses totaling $52.2 million, consisting of $24.7 million of research and development expenses, $10.0 million of manufacturing development expenses, $17.5 million of general and administrative and other expenses, net of interest income. The Company's activities have consisted primarily of research and product development, product design, development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. The Company has generated no revenue and has sustained significant operating losses each year since inception. The Company expects such losses to continue for the next several years.

     The Company announced in April 1999 that it had formed an alliance with Amira Medical to jointly develop a new generation of home glucose monitoring tests utilizing interstitial fluid ("ISF"). Under the alliance, products to be developed will combine Integ's ISF collection technology with Amira's glucose measurement technologies. Both companies will contribute resources to the products' development, which will be manufactured by the Company and commercialized by Amira. Under the terms of the strategic alliance, the Company is responsible for the development of a method to sample ISF using the Company's proprietary sampling technology, designing and manufacturing development of a means to integrate the Company's sampling technology with Amira's test strip technology, and manufacture of a packaged and sterile LifeGuide Key, including the Company's ISF sampling technology incorporating Amira's test strip. Under the strategic alliance, Amira is responsible for development and calibration of a sterilizable test strip, test strip manufacturing and scale-up and bulk shipping system development, defining test strip environmental and packaging requirements inputs for the LifeGuide Key; development of meter electronics, optics, calibration and software; management of ongoing meter contract manufacturing; filing and holding title to all regulatory submissions in its name in connection with the strategic alliance; funding all necessary production equipment; labeling and packaging the LifeGuide System for final sale and marketing, sales, distribution and customer service of the LifeGuide System.

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

     Under the strategic alliance, the Company and Amira have established a joint product development plan. This plan involves four product platform phases: feasibility, calibration, clinical and commercial. The Company completed the feasibility phase of the plan, where it demonstrated the ability to measure ISF glucose using the Amira AtLast system in a non-integrated fashion, in September 1999. The Company announced completion of the calibration phase in February 2000. On March 29, 2000 the company announced that, based on discussions with Amira Medical, it expected to do additional development work on the LifeGuide System before proceeding to clinical trials. The Company has not established a new target date for entering clinical trials.

     In January 2000, the Company established a budget for the year 2000 in support of the joint development plan, which took into account the contributions that Amira is making toward completion of LifeGuide product development. On February 15, 2000, the Company entered into a preferred stock agreement with Amira which is intended to provide up to $5.6 million in funding to Integ for the continued development of the LifeGuide System through the year 2000. Since April 2000, the Company has been dependent upon sales of Series B Preferred stock to Amira to meet its operating expenses. Through June 30, 2000, the Company has raised $1.6 million through the sale of 831,422 shares.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2000 and 1999

General: The Company's net loss totaled $1.5 million and $2.8 million for the three and six months ended June 30, 2000, as compared to $2.7 million and $4.7 million for the same periods in 1999. The company expects net losses to continue for the next several years.

Research and development expenses: Research and development expenses decreased to $416,000 during the three months ended June 30, 2000 from $586,000 during the same period in 1999. This decrease was primarily attributable to decreased staffing costs ($40,000), decreased depreciation expense ($61,000), decreased consulting expenses ($38,000), contract fees ($26,000), prototype expense ($24,000) and patent legal fees ($19,000). These decreases were partially offset by a reduction in expenses allocated to Amira ($24,000) and an increase in other expense ($14,000). For the six months ended June 30, 2000, expenses decreased to $850,000 from $1,379,000 for the same period in 1999. This decrease was primarily attributable to decreased compensation expense ($141,000), depreciation expense (85,000), consulting fees ($196,000), contract fees ($56,000), prototype expense ($27,000) and the allocation of expenses to Amira ($89,000). These decreases were offset by increased patent legal fees ($23,000) and an increase in other expenses ($42,000).

Manufacturing development expenses: Manufacturing development expenses increased to $528,000 during the three months June 30, 2000 from $496,000 during the same period in 1999. The increase in manufacturing development expenses is primarily attributable to increased prototype expenses ($48,000), contract fees ($27,000), a reduction in the expenses allocated to Amira ($23,000) and increased other expense ($20,000). These increases were partially offset by decreased depreciation expense ($86,000). For the six months ended June 30, 2000, expenses decreased to $943,000 from $1,086,000. This decrease was primarily attributable to decreased compensation expense ($137,000), depreciation expenses ($84,000) and the allocation of expenses to Amira ($117,000). These decreases were partially offset increased contract fees ($69,000), prototype expense ($87,000) and an increase in other expenses ($39,000).

General and administrative expenses (In accordance with the terms of the strategic alliance with Amira, the Company no longer incurs expenses categorized previously as clinical and regulatory and sales and marketing. For presentation purposes, prior period expenses have been reclassified as general and administrative.)

General and administrative expenses decreased to $479,000 during the three months ended June 30, 2000, from $1,518,000 during the same period in 1999. The decrease is primarily attributable to decreased consulting fees ($1,080,000), decreased insurance expense ($26,000), allocated facility expenses to sub-lease tenant and Amira ($49,000) and decreased other expenses ($20,000). The decrease was partially offset by increased staffing costs ($85,000) and increased depreciation expense ($51,000). For the six months ended June 30, 2000, expenses decreased to $893,000 from $2,067,000 during the same period in 1999. The decrease was primarily attributable to decreased consulting fees ($1,129,000), insurance expense ($64,000) and the allocation of certain facility expenses to sub-lease tenant and Amira ($119,000) and other expense ($20,000). The decrease was partially offset by increase compensation expense ($158,000).

Interest income: For the three months ended June 30, 2000, interest income decreased to $24,000 from $95,000 for the same period in 1999. For the six months ended June 30, 2000, interest income decreased to $58,000 from $222,000 for the same period in 1999. The decreases resulted from lower average balances of cash and cash equivalents.

Interest expense: For the three months ended June 30, 2000, interest expense decreased to $97,000 from $180,000 for the same period in 1999. For the six months ended June 30, 2000, interest expense decreased to $219,000 from $376,000 during the same period in 1999. The decrease in interest expense is attributable to payments made on long-term debt and capital leases. On June 30, 2000 the Company's long term liabilities, including current portions, were $1,941,000 as compared to $3,405,000 on June 30, 1999.

Other Income: For the three months ended June 30, 2000, other income increased to $17,000 from less than $1,000 for the same period in 1999. For the six months ended June 30, 2000, other income increased to $29,000 from less than $1,000. The increases are primarily attributable to gains from the sale of excess equipment.

Liquidity and Capital Resources

     The Company's operations since inception have been funded by net proceeds from the sale of Common and Preferred Stock totaling approximately $54 million and proceeds from borrowings under an equipment loan agreement totaling $5.5 million. As of June 30, 2000 the Company had cash and cash equivalents of $1.6 million and working capital of $100,000.

     The equipment loan agreement contains covenants that place restrictions on sales of assets, transactions with affiliates, creation of additional debt, and other customary covenants. Borrowings under the equipment loan agreement are collateralized by a large part of the Company's assets.

     On February 15, 2000, the Company entered into a preferred stock agreement with Amira which is intended to provide up to $5.6 million in funding to Integ for the continued development of the LifeGuide System through the year 2000. Sales of preferred stock to Amira only occur after the Company's cash balance has declined to $1.5 million and the Company will then only sell preferred stock to Amira from time to time in amounts sufficient for it to meet its expenses incurred in connection with the Company's 2000 budget. As of April 2000, the Company is dependent upon sales of stock to Amira to meet its operating expenses. The Company believes that it's cash and proceeds from sales of Series B Preferred Stock will be sufficient to fund operations through the 1st quarter of 2001.

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

Item 4:  Submission of Matters to a Vote of Security Holders


On June 22, 2000, the Company held a regular meeting of its shareholders, at which the shareholders voted on the following matters:

1. To elect Mark B. Knudson, Ph.D. and Susan L. Critzer to the Board of Directors of the Company to serve for three-year terms that will expire at the Company's annual shareholder meeting in 2003. The vote on this resolution was as follows:

       Mark B. Knudson, Ph.D.:    8,139,743 For; 0 Against; 185,398 Abstain
                                  ---------      -          -------
       Susan L. Critzer:          8,136,928 For; 0 Against; 188,213 Abstain
                                  ---------      -          --------

     The terms of the following directors also continued after the meeting:
     Frank B. Bennett and Walter L. Sembrowich, Ph.D. (terms expiring at the Company's annual shareholder meeting in 2001) and Robert S. Nickoloff and Winston R. Wallin (terms expiring at the Company's annual shareholder meeting in 2002).

2. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The vote on this resolution was as follows:

     8,216,850 For; 87,491 Against; 20,800 Abstain; 0 Broker non-vote
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

          27   Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       INTEG INCORPORATED
                                          (Registrant)



Date:  August 14, 2000                 By: /s/ Susan L. Critzer
                                           -------------------------------------
                                           Susan L. Critzer
                                           President and Chief Executive Officer
                                           Acting Chief Financial Officer
                                           (principal executive officer,
                                           principal financial and accounting
                                           officer)

                                 EXHIBIT INDEX

Exhibit
-------

   27.      Financial Data Schedule