Form 10-Q
period 2000-09-30
INTEG INCORP
filed 2000-11-13
CIK 920645

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         September 30, 2000.
         -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ____________________________



                         Commission file number: 0-28420


                               Integ Incorporated
                               ------------------
             (Exact name of registrant as specified in its charter)


Minnesota                                   41-167017
--------------------------                  ---------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2800 Patton Road, St. Paul, MN              55113
-------------------------------             ---------
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

As of November 2, 2000, the registrant had 9,862,411 shares of $.01 par value common stock issued and outstanding.


================================================================================

                               INTEG INCORPORATED

                                      INDEX
                                      -----


                                                                                      Page
                                                                                      ----
PART I.          FINANCIAL INFORMATION

 Item 1.         Financial Statements


                 Balance Sheets as of September 30, 2000 and
                 December 31, 1999.                                                    3

                 Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and for the period April 3,
                 1990 (inception) through
                 September 30, 2000.                                                   4

                 Statements of Cash Flows for the three and nine month periods ended September 30, 2000 and 1999 and for the period from
                 April 3, 1990 (inception) through
                 September 30, 2000.                                                   5

                 Notes to Financial Statements                                         6

 Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                         7

 Item 3.         Quantitative and Qualitative Disclosures About Market Risk           12


PART II.         OTHER INFORMATION

 Item 2.         Changes in Securities and Use of Proceeds                            12

 Item 6.         Exhibits and Reports on Form 8-K                                     12


SIGNATURES                                                                            14

                               Integ Incorporated
                          (A Development Stage Company)
                                 Balance Sheets

                                                          September 30      December 31
                                                              2000             1999
                                                          ------------      ------------
                                                          (unaudited)
Assets
------
Current assets:
     Cash and cash equivalents                            $  1,564,375      $  2,953,270
     Accounts receivable - related party                          --             181,669
     Prepaid expenses                                          127,085            82,755
                                                          ------------      ------------
Total current assets                                         1,691,460         3,217,694
                                                          ------------      ------------

Furniture and equipment                                      8,438,016         8,498,173
Less accumulated depreciation                               (3,571,626)       (3,088,449)
                                                          ------------      ------------
                                                             4,866,390         5,409,724

Other assets                                                     4,640             8,579
                                                          ------------      ------------
Total assets                                              $  6,562,490      $  8,635,997
                                                          ============      ============

Liabilities and shareholders' equity
------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                $    270,180      $    511,873
     Notes payable                                              30,432              --
     Current portion of capital lease obligations                 --              14,178
     Current portion of long-term debt                       1,301,399         1,398,098
                                                          ------------      ------------
Total current liabilities                                    1,602,011         1,924,149
                                                          ------------      ------------

Long-term liabilities:
     Capital lease obligations, less current portion              --                --
     Long-term debt, less current portion                      333,293         1,273,920
                                                          ------------      ------------
Total long-term liabilities                                    333,293         1,273,920
                                                          ------------      ------------

Shareholders' equity:
     Preferred Stock                                         3,091,908
     Common Stock                                               98,591            97,286
     Additional paid-in capital                             55,039,048        54,786,327
     Deficit accumulated during the development stage      (53,522,319)      (49,368,631)
                                                          ------------      ------------
                                                             4,707,228         5,514,982
     Deferred compensation                                     (80,042)          (77,054)
                                                          ------------      ------------
Total shareholders' equity                                   4,627,186         5,437,928
                                                          ------------      ------------

Total liabilities and shareholders' equity                $  6,562,490      $  8,635,997
                                                          ============      ============

                               Integ Incorporated
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)


                                                                                                   Period from
                                       Three Months Ended              Nine Months Ended          April 3, 1990
                                          September 30                    September 30           (Inception) to
                                  ----------------------------    ----------------------------    September 30
                                      2000            1999            2000            1999            2000
                                  ------------    ------------    ------------    ------------    ------------
Operating expenses:
     Research and development     $    439,074    $    449,491    $  1,288,679    $  1,828,079    $ 25,167,588
     Manufacturing development         482,388         409,753       1,425,102       1,495,334      10,473,899
     General and administrative        356,569         542,776       1,249,784       2,609,684      19,149,041
                                  ------------    ------------    ------------    ------------    ------------

Operating loss                      (1,278,031)     (1,402,020)     (3,963,565)     (5,933,097)    (54,790,528)
                                  ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Interest income                    23,887          68,275          81,523         290,232       4,852,527
     Interest expense                  (85,496)       (156,691)       (304,992)       (532,194)     (3,488,925)
     Other (net)                         4,361            (576)         33,346            (735)        (95,393)
                                  ------------    ------------    ------------    ------------    ------------
                                       (57,248)        (88,992)       (190,123)       (242,697)      1,268,209
                                  ------------    ------------    ------------    ------------    ------------

Net loss for the period and
deficit accumulated during
the development stage             $ (1,335,279)   $ (1,491,012)   $ (4,153,688)   $ (6,175,794)   $(53,522,319)
                                  ============    ============    ============    ============    ============

Net loss per share:
     Basic and diluted                  $(0.14)         ($0.15)         ($0.42)         ($0.64)        ($13.27)
                                  ============    ============    ============    ============    ============

Weighted average number of
common shares outstanding:
     Basic and diluted               9,859,078       9,657,784       9,827,211       9,643,883       4,034,551
                                  ============    ============    ============    ============    ============

                               Integ Incorporated
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                       Period from
                                                                Three Months Ended             Nine Months Ended      April 3, 1990
                                                                   September 30                   September 30       (Inception) to
                                                           ---------------------------   ---------------------------  September 30
                                                               2000           1999           2000           1999          2000
                                                           ------------   ------------   ------------   ------------  ------------
Operating activities:
  Net loss                                                 $ (1,335,279)  $ (1,491,012)  $ (4,153,688)  $ (6,175,794) $(53,522,319)
  Adjustments to reconcile net loss to cash used
  in operating activities:
     Depreciation                                               160,017        299,108        531,800        847,637     4,341,038
     Deferred compensation amortization                          13,896         10,587         35,070         31,761     1,175,480
     Amortization of loan committment fee                          --             --             --             --         250,074
     Impairment of fixed assets                                                                 6,936                      391,096
     Loss(gain) on sale of equipment and deposit write-off       (1,500)          --          (24,533)          (901)       70,083
     Value of options and warrants related to debt
       financing, lease guarantee, extension of
       options, compensation and consulting services               --            3,826        105,500        106,370       571,529
     Changes in operating assets and liabilities:
       Receivables                                                 --             --          181,669           --         (28,831)
       Prepaid expenses and other assets                         (9,065)       (62,263)       (44,330)      (143,542)      252,973
       Notes payable                                             (8,193)          --           30,432                       30,432
       Accounts payable and accrued expenses                     23,325         55,029       (241,693)      (294,481)      270,180
                                                           ------------   ------------   ------------   ------------  ------------
         Net cash used in operating activities               (1,156,799)    (1,184,725)    (3,572,837)    (5,628,950)  (46,198,265)
                                                           ------------   ------------   ------------   ------------  ------------

Investing activities:
  Purchase of furniture and equipment                            (1,431)       (32,893)       (12,576)       (48,240)   (8,960,772)
  Proceeds from sale of furniture and equipment                   1,499           --           41,707          3,500       141,032
                                                           ------------   ------------   ------------   ------------  ------------
     Net cash used in investing activities                           68        (32,893)        29,131        (44,740)   (8,819,740)
                                                           ------------   ------------   ------------   ------------  ------------

Financing activities:
 Proceeds from sale of Preferred Stock                        1,471,131           --        3,091,908           --      25,881,640
 Proceeds from bridge loan debt                                    --             --             --             --       2,900,000
 Proceeds from borrowings under loan agreement                     --             --             --             --       5,486,446
 Payments on long-term debt                                    (305,228)      (296,973)    (1,037,326)      (891,369)   (3,704,436)
 Payments on capital lease obligations                             (630)       (41,233)       (14,178)      (124,797)     (694,065)
 Proceeds from sale of Common Stock                                --             --          114,407            962    26,712,795
                                                           ------------   ------------   ------------   ------------  ------------
    Net cash provided by financing activities                 1,165,273       (338,206)     2,154,811     (1,015,204)   56,582,379
                                                           ------------   ------------   ------------   ------------  ------------

(Decrease) increase in cash and cash equivalents                  8,542     (1,555,824)    (1,388,895)    (6,688,894)    1,564,375

Cash and cash equivalents at beginning of period              1,555,833      6,042,625      2,953,270     11,175,695          --
                                                           ------------   ------------   ------------   ------------  ------------

Cash and cash equivalents at end of period                 $  1,564,375   $  4,486,801      1,564,375   $  4,486,801  $  1,564,375
                                                           ============   ============   ============   ============  ============


                               INTEG INCORPORATED
                          (A Development Stage Company)
                          Notes To Financial Statements
                                   (unaudited)

(1) Basis of Presentation

The accompanying financial statements, which are unaudited except for the balance sheet as of December 31, 1999, have been prepared in accordance with instructions to Form 10-Q and do not include all the information and notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes from Integ's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

(2) Net Loss Per Share

Loss per share is calculated under FASB Statement 128. Basic loss per share is based on the weighted average shares outstanding and excludes any dilutive effects of options and warrants. Diluted loss per share for Integ is the same as basic earnings per share because the effect of options and warrants is anti-dilutive.

(3) Equipment Loan Agreement

During 1996 Integ entered into an equipment loan agreement, which provides for borrowings up to $12.5 million to finance the purchase of equipment and fixtures including automated manufacturing equipment and tooling. Loans are paid back monthly over a four-year period. The obligation of the lender to make additional loans expired December 31, 1998. Integ borrowed a total of $5.5 million under the agreement.

(4) Series B Preferred Stock Purchase Agreement

On February 16, 2000, Integ and Amira Medical entered into a preferred stock purchase agreement which is intended to provide funding to Integ at its current operational level for the continued development of the LifeGuide(TM) System through 2000. Under the agreement, Amira will provide Integ with up to $5.6 million in funding through the purchase of Integ Series B Preferred Stock. Should Integ exercise it's option to merge with Amira in the future, the Series B Preferred Stock will not participate in the merger consideration. The Series B Preferred Stock is redeemable for cash or common stock, at the option of the Company, in the case of a change in control or if the Company does not exercise its option to merge with Amira.

As part of the agreement, Integ will hold $1,500,000 of its existing cash in reserve. As of September 30, 2000, Integ has raised $3.1 million through the sale of 1,771,236 shares of Series B Preferred Stock.

(5) Subsequent Event

On October 4, 2000, Inverness Medical Technology, Inc. and Integ announced that they had signed a definitive agreement to merge Integ into a subsidiary of Inverness. Under the terms of the merger agreement, all of the issued and outstanding shares of Integ's common stock, options and warrants will be exchanged for 1.9 million shares of Inverness common stock. Based upon the closing price for Inverness common stock as of October 3, 2000 and the number of shares of Integ common stock, options and warrants outstanding on October 3, 2000, each share of Integ common stock would be exchanged for approximately
0.187 of a share of Inverness common stock. Outstanding shares of Integ's preferred stock will be redeemed for cash at the closing. The transaction is structured as a tax-free reorganization and will be accounted for using the purchase method of accounting. The transaction, which is subject to approval of Integ's shareholders and other customary closing conditions, is expected to close near year-end. Inverness anticipates taking a significant charge for Integ's in-process R&D as well as consolidation costs to be incurred in connection with the merger.


Item 2.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Cautionary Statement

         This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q and in future filings by Integ with the Securities and Exchange Commission, in Integ's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause Integ's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of a new technology; dependence on the strategic alliance with Amira Medical and the LifeGuide(TM) System, uncertainty of market acceptance; risks associated with Integ's history of operating losses, accumulated deficit, expectation of future losses, risks; dependence on continued funding; risks associated with the proposed merger with Inverness Medical Technology and the strategic alliance with Amira Medical; risks associated with limited clinical testing experience; uncertainty of obtaining Food and Drug Administration clearances or approvals; heightened competition; risk of technological obsolescence; risks associated with the lack of manufacturing capability and dependence on suppliers; risks associated with Integ's dependence on patents and proprietary technology, risks associated with retaining key personnel and attracting additional qualified skilled personnel; and the risks associated with product liability and limited insurance coverage.

         Integ wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Integ undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by Integ in this report and in Integ's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect Integ's business.


General

         From inception through September 30, 2000, Integ Incorporated has incurred losses totaling $53.5 million, consisting of $25.2 million of research and development expenses, $10.5 million of manufacturing development expenses, $17.8 million of general and administrative and other expenses, net of interest income. Integ's activities have consisted primarily of research and product development, product design, development of the manufacturing equipment and processes and marketing strategies needed for the introduction of the LifeGuide System. Integ has generated no revenue and has sustained significant operating losses each year since inception. Integ expects such losses to continue for the next several years.

         On October 4, 2000, Inverness Medical Technology, Inc. and Integ announced that they had signed a definitive agreement to merge Integ into a subsidiary of Inverness. Under the terms of the merger agreement, all of the issued and outstanding shares of Integ's common stock, options and warrants will be exchanged for 1.9 million shares of Inverness common stock. Based upon the closing price for Inverness common stock as of October 3, 2000 and the number of shares of Integ common stock, options and warrants outstanding on October 3, 2000, each share of Integ common stock would be exchanged for approximately 0.187 of a share of Inverness common stock. Outstanding shares of Integ's preferred stock will be redeemed for cash at the closing. The transaction is structured as a tax-free reorganization and will be accounted for using the purchase method of accounting. The transaction, which is subject to approval of Integ's shareholders and other customary closing conditions, is expected to close near year-end. Inverness anticipates taking a significant charge for Integ's in-process R&D as well as consolidation costs to be incurred in connection with the merger. In connection with the merger agreement between Inverness and Integ, Inverness and Integ entered into a loan agreement pursuant to which Inverness agreed to provide funding of the operational expenses of Integ in the event that an event of default under Integ's current funding arrangement has occurred, and is continuing, and certain other conditions have been met. The complete terms of the agreement are available as an exhibit to the Integ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2000.

         Integ announced in April 1999 that it had formed an alliance with Amira Medical to jointly develop a new generation of home glucose monitoring tests utilizing interstitial fluid ("ISF"). If the merger with Inverness is completed, the strategic alliance with Amira will be terminated. Under the terms of the strategic alliance, Integ is responsible for the development of a method to sample ISF using its proprietary sampling technology, designing and manufacturing development of a means to integrate Integ's sampling technology with Amira's test strip technology, and manufacture of a packaged and sterile LifeGuide Key, including Integ's ISF sampling technology incorporating Amira's test strip. As part of the strategic alliance agreement, Integ has the option at a future date, to merge with a subsidiary of Amira, subject to certain conditions. Total consideration payable to Integ`s shareholders, optionholders, and warrantholders in connection with any merger with Amira is $20,000,000 in cash and 2,000,000 shares of common stock of Amira, subject to reduction in certain circumstances. The complete terms of the agreement are available as an exhibit to the Integ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 1999.

         In January 2000, Integ established a budget for the year 2000 in support of the joint development plan, which took into account the contributions that Amira is making toward completion of LifeGuide product development. On February 15, 2000, Integ entered into a preferred stock agreement with Amira which is intended to provide up to $5.6 million in funding to Integ for the continued development of the LifeGuide System through the year 2000. Since April 2000, Integ has been dependent upon sales of Series B Preferred stock to Amira to meet its operating expenses. Through September 30, 2000, Integ has raised $3.1 million through the sale of 1,771,236 shares.

         On March 29, 2000 Integ announced that, based on discussions with Amira Medical, it expected to do additional development work on the LifeGuide System before proceeding to clinical trials. Integ has not established a new target date for entering clinical trials.

         Integ is developing the LifeGuide System, a hand-held glucose monitoring product for use by people with diabetes. The LifeGuide System will allow people with diabetes to frequently self-monitor their glucose levels without repeatedly enduring the pain and mess associated with lancing their fingers to obtain a blood sample. Frequent monitoring may allow people with diabetes to manage their disease more effectively and conveniently.

         Integ, a Minnesota corporation, was incorporated in April 1990.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2000 and 1999

General: Integ's net loss totaled $1.3 million for the three months ended September 30, 2000 and $4.2 million for the nine months ended September 30, 2000, as compared to $1.5 million for the three months ended September 30, 1999 and $6.2 million for nine months ended September 30, 1999. Integ expects net losses to continue for the next several years.

In conjunction with the formed alliance with Amira in April 1999, Integ began cross-charging Amira for certain expenses related to the joint development of the LifeGuide System. In April 2000, Integ began funding its operations through sales of Series B preferred stock to Amira and discontinued cross-charging expenses to Amira. These cross-charges are described in our analysis as "allocated expenses to Amira" and had the effect of reducing Integ's operating expenses.

Until her permanent appointment as President and CEO of Integ, Ms. Critzer was accounted for in Manufacturing Development as she continued in her role as Vice-President - Operations as well as Interim President and CEO. Since her permanent appointment as President and CEO in April 1999, Ms. Critzer has been accounted for in General and Administrative.

Research and development expenses: Research and development expenses decreased to $439,000 during the three months ended September 30, 2000 from $449,000 during the three months ended September 30, 1999. This decrease was primarily attributable to decreased prototype expenses of $41,000, consulting fees of $21,000, contract fees of $11,000 and other expenses of $9,000. These decreases were partially offset by a reduction in expenses allocated to Amira of $72,000. For the nine months ended September 30, 2000, expenses decreased to $1,289,000 from $1,828,000 for the nine months ended September 30, 1999. This decrease was primarily attributable to decreased compensation expense of $147,000, depreciation expense of $93,000, consulting fees of $216,000, contract fees of $67,000, prototype expense of $68,000 and the allocation of expenses to Amira of $17,000. These decreases were offset by increased patent related legal fees of $20,000 and an increase in other expenses of $49,000.

Manufacturing development expenses: Manufacturing development expenses increased to $482,000 during the three months September 30, 2000 from $410,000 during the three months ended September 30, 1999. The increase in manufacturing development expenses is primarily attributable to a reduction in the expenses allocated to Amira of $139,000, increased contract fees of $23,000, compensation expenses of $15,000 and travel expenses of $13,000. These increases were partially offset by decreased prototype and prototype tooling expenses of $99,000 and other expenses of $19,000. For the nine months ended September 30, 2000, expenses decreased to $1,425,000 from $1,495,000 during the nine months ended September 30, 1999. This decrease was primarily attributable to decreased compensation expense of $121,000, depreciation expense of $89,000 and prototype and prototype tooling expenses of $12,000. These decreases were partially offset by increased contract fees of $93,000, a reduction in the allocation of expenses to Amira of $22,000, increased travel expenses of $19,000 and other expenses of $18,000.

General and administrative expenses: In accordance with the terms of the strategic alliance with Amira, Integ no longer incurs expenses categorized previously as clinical and regulatory and sales and marketing. For presentation purposes, prior period expenses have been reclassified as general and administrative.

General and administrative expenses decreased to $357,000 during the three months ended September 30, 2000, from $543,000 during the three months ended September 30, 1999. The decrease is primarily attributable to decreased depreciation expense of $125,000, the allocation of facility expenses to sub-lease tenant of $77,000 and decreased other expenses of $16,000. The decrease was partially offset by increased compensation expenses of $32,000. For the nine months ended September 30, 2000, expenses decreased to $1,250,000 from $2,610,000 during the nine months ended September 30, 1999. The decrease was primarily attributable to decreased consulting fees of $1,075,000, insurance expense of $63,000, the allocation of certain facility expenses to sub-lease tenant and Amira of $193,000, decreased depreciation expense of $133,000, increased facility allocations to other departments of $38,000, decreased Medical Advisory Board (MAB) expenses of $21,000 and a decrease in other expenses of $59,000. The decrease was partially offset by increased compensation expenses of $190,000, software expense of $18,000 and printed supply expense of $14,000.

Interest income: For the three months ended September 30, 2000, interest income decreased to $24,000 from $68,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income decreased to $82,000 from $290,000 for the nine months ended September 30, 1999. The decreases resulted from lower average balances of cash and cash equivalents.

Interest expense: For the three months ended September 30, 2000, interest expense decreased to $85,000 from $157,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest expense decreased to $305,000 from $532,000 during the nine months ended September 30, 1999. The decrease in interest expense is attributable to payments made on long-term debt and capital leases. On September 30, 2000 Integ's long term liabilities, including current portions, were $1,635,000 as compared to $3,067,000 on September 30, 1999.

Other Income: For the three months ended September 30, 2000, other income increased to $4,000 from an expense of $1,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other income increased to $33,000 from an expense of $1,000 for the nine months ended September 30, 1999. The increases are primarily attributable to gains from the sale of excess equipment.

Liquidity and Capital Resources

     Integ's operations since inception have been funded by net proceeds from the sale of common and preferred stock totaling approximately $55 million and proceeds from borrowings under an equipment loan agreement totaling $5.5 million. As of September 30, 2000 Integ had cash and cash equivalents of $1.6 million and working capital of $100,000.

     The equipment loan agreement contains covenants that place restrictions on sales of assets, transactions with affiliates, creation of additional debt, and other customary covenants. Borrowings under the equipment loan agreement are collateralized by a large part Integ's assets.

     On February 15, 2000, Integ entered into a preferred stock agreement with Amira which is intended to provide up to $5.6 million in funding to Integ for the continued development of the LifeGuide System through the year 2000. Sales of preferred stock to Amira only occur after Integ's cash balance has declined to $1.5 million and Integ will then only sell preferred stock to Amira from time to time in amounts sufficient for it to meet its expenses incurred in connection with Integ's 2000 budget. Since April 2000, Integ has been dependent upon sales of preferred stock to Amira to meet its operating expenses. As of September 30, 2000, Integ has raised a total of $3.1 million through the sale of 1,771,236 shares of Series B Preferred Stock. Integ believes that its cash and proceeds from sales of Series B preferred stock will be sufficient to fund operations through the 1st quarter of 2001. Under the terms of the Series B Preferred Stock Agreement, upon closing of the merger with Inverness, Integ will be required to redeem all outstanding shares of Series B preferred stock at a price equal to the total purchase price paid for the outstanding shares of Series B preferred stock plus a 10% premium, payable either in cash or shares of common stock of Integ, at Integ's option. Under the terms of the merger agreement with Inverness, Integ agreed to redeem the shares of Series B preferred stock for cash and Inverness agreed to fund the redemption of outstanding shares of Series B preferred stock.

     In connection with the merger agreement between Inverness and Integ, Inverness and Integ entered into a loan agreement pursuant to which Inverness agreed to provide funding of the operational expenses of Integ in the event that an event of default under Integ's current funding arrangement has occurred, and is continuing, and certain other conditions have been met.

     As part of the strategic alliance with Amira, Integ agreed that it would not take any actions outside the ordinary course of business which would result in a liability or an obligation to make payments, and would not issue any debt or debt securities without Amira's consent, and that the amount of any of these types of liabilities would be deducted from the consideration payable by Amira in connection with the merger of Integ with a subsidiary of Amira. Integ also agreed that it would not incur any liabilities or obligations to make payments in excess of $1,000,000 in the ordinary course of business without Amira's consent. Integ cannot predict whether these agreements will adversely affect its ability to meet its future liquidity and capital requirements.

     Integ's future liquidity and capital requirements will depend on numerous factors, including when or if the performance of the LifeGuide System meets the required performance specifications, whether the merger with Inverness is completed, the ability of Integ to successfully maintain its strategic alliance with Amira, the ability and desire of Inverness or Amira to provide additional funding, the extent to which Integ's LifeGuide System gains market acceptance, the timing of regulatory actions regarding the LifeGuide System, and the results of clinical trials and competition.

Item 3.

           Quantitative and Qualitative Disclosures About Market Risk


         Integ has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents investments. Integ's cash and cash equivalents are invested in highly liquid vehicles, including money market accounts and high-grade commercial paper as guided by Integ's investment policy. As a result of Integ's investment policy, a decrease in the interest rate earned would not be material to Integ's results. All of Integ's transactions are conducted in US dollars. Accordingly, Integ is not exposed to foreign currency risk.

                            PART II OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

     On May 5, 2000, Integ issued 260,680 shares of Series B Preferred Stock to Amira Medical for a total consideration of $610,000. On June 7, 2000, Integ issued 113,255 shares of Series B Preferred Stock to Amira Medical for a total consideration of $223,000. On July 10, 2000, Integ issued 457,487 shares of Series B Preferred Stock to Amira Medical for a total consideration of $787,777. On August 4, 2000, Integ issued 388,940 shares of Series B Preferred Stock to Amira Medical for a total consideration of $570,677. On September 7, 2000, Integ issued 411,855 shares of Series B Preferred Stock to Amira Medical for a total consideration of $572,677. All of these sales were made in transactions exempt from registration under Section 4(2) of the Securities Act. Each outstanding share of Series B Preferred Stock will be automatically convertible into one share of common stock of Integ, subject to certain exceptions, in the event that Integ exercises the option (the "Option") to merge with a subsidiary of Amira Medical granted to Integ pursuant to the terms of the Option Agreement, dated April 2, 1999, between Integ and Amira Medical. Outstanding shares of Series B Preferred Stock are subject to mandatory redemption at a redemption price equal to the total price paid by Amira Medical for the outstanding shares of Series B Preferred Stock plus a 10% premium in the event Integ is acquired by a third party or Integ fails to exercise the Option. The redemption price may be paid in cash or shares of common stock of Integ at Integ's sole option.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits filed herewith.

                   3.1 Amended and Restated Articles of Incorporation of Integ (incorporated by reference to Exhibit 3.2 to Integ's Registration Statement on Form S-1 (SEC File No. 333-4352)).

                   3.2 Amended Bylaws of Integ (incorporated by reference to Exhibit 3.3 to Integ's Registration Statement of Form S-1 (SEC File No. 333-4352)).

                   3.3 Certificate of Designations for Series B Preferred Stock of Integ, dated February 15, 2000 (Incorporated by reference to exhibit 3.1 of Integ's Current Report on form 8-K dated February 15, 2000).

                   3.4 Certificate of Amendment to Certificate of Designations for Series B Preferred Stock of Integ.

                   4.1 Series B Preferred Stock Purchase Agreement, dated February 15, 2000 between Integ and Amira Medical (incorporated by reference to exhibit 4.1 of Integ's Current report on Form 8-K dated February 15, 2000).

                   4.2 Amendment No. 1 to Rights Agreement, dated February 15, 2000 between Integ and Norwest Bank Minnesota, National Association (incorporated by Reference to exhibit 4.2 of Integ's Current Report on Form 8-K dated February 15, 2000).

                  27          Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    INTEG INCORPORATED
                                                       (Registrant)




Date: November 10, 2000                     By:    /s/ Susan L. Critzer
                                                   --------------------
                                                   Susan L. Critzer
                                                   President and Chief
                                                   Executive Officer Acting
                                                   Chief Financial Officer
                                                   (principal executive
                                                   officer, principal
                                                   financial and accounting
                                                   officer)

                                  EXHIBIT INDEX


Exhibit
-------

3.4 Certificate of Amendment to Certificate of Designations for Series B Preferred Stock of Integ Incorporated.

27.                   Financial Data Schedule